Form 10-Q
period 1996-03-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1996-05-14
CIK 868054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
          -
          X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          -    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended:    March 31, 1996

                                       OR
          -
          - TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ___________

          Commission file number: 0-18823

                          UNIVERSAL INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-0776502
          ---------                                   -----------
     (State or jurisdiction                        (I.R.S. Employer
     of incorporation or organization)             Identification No.)

             5000 Winnetka Avenue North, New Hope, Minnesota  55428
             ------------------------------------------------------
              (Address of principal executive offices)  (Zip Code)


                                 (612) 533-1169
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes     X         No
                             ---------        ---------

On April 30, 1996 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

This document contains 12 pages.

                          UNIVERSAL INTERNATIONAL, INC.
                                      INDEX


PART I    FINANCIAL INFORMATION                             Page
                                                            ----
     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three months ended March 31,
               1996 and 1995................................  3

               Consolidated Balance Sheets as of
               March 31, 1996 and December 31, 1995.........  4

               Consolidated Statements of Cash Flows
               for the three months ended March 31,
               1996 and 1995................................  5

               Notes to Consolidated Financial Statements...  6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition  7


PART II   OTHER INFORMATION................................. 11


     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                          Three months ended
                                        ----------------------
                                        March 31,    March 31,
                                          1996         1995
                                        ---------    ---------


Net sales                                $16,557       $14,910
Cost of goods sold                        10,889         9,592
                                         -------       -------
    Gross margin                           5,668         5,318

Selling, general and
  administrative expenses                  7,228         5,732
                                         -------       -------
    Operating loss                        (1,560)         (414)

Other income (expense):
  Miscellaneous income
   (expense, net)                             (6)            8
  Interest expense                          (212)         (105)
                                         -------       -------
                                            (218)          (97)
                                         -------       -------
    Loss before non-controlling
      interest in subsidiary              (1,778)         (511)

Non-controlling interest in
    subsidiary's net loss                    433           199
                                         -------       -------
      Net loss                           $(1,345)      $  (312)
                                         -------       -------
                                         -------       -------
Net loss per common share                $  (.27)      $  (.06)
                                         -------       -------
                                         -------       -------
Weighted average number of common
  shares outstanding                       4,893         4,893
                                         -------       -------
                                         -------       -------


                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                      March 31,    December 31,
                                         1996          1995
                                       -------      -------
     ASSETS                          (unaudited)

Current assets:
  Cash                                 $    98      $   811
  Accounts receivable, less
    allowance for doubtful
    accounts of $235 for 1996
    and $200 for 1995                    4,436        3,432
  Inventories                           23,401       22,401
  Other current assets                   1,584        1,472
  Deferred income taxes                    179          179
                                       -------      -------
    Total current assets                29,698       28,295

Equipment and improvements, net          7,337        7,042
Other assets, net                          168          172
                                       -------      -------
        Total assets                   $37,203      $35,509
                                       -------      -------
                                       -------      -------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt    $   421      $   421
  Accounts payable                       5,772        6,822
  Accrued expenses                       1,826        2,411
                                       -------      -------
    Total current liabilities            8,019        9,654

Deferred income taxes                      526          526
Borrowings under revolving credit
  agreement                              7,796        2,323
Long-term debt, less current portion     1,355        1,721
                                       -------      -------
    Total liabilities                   17,696       14,224
                                       -------      -------
Non-controlling interest in subsidiary      63          496

Shareholders' equity:
  Common stock, $.05 par value,
    10,000 shares authorized;
    4,893 shares issued and
    outstanding for 1996 and 1995          245          245
  Additional paid-in capital            22,917       22,917
  Accumulated deficit                   (3,718)      (2,373)
                                       -------      -------
    Total shareholders'equity           19,444       20,789
                                       -------      -------
      Total liabilities and
        shareholders' equity           $37,203      $35,509
                                       -------      -------
                                       -------      -------


                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (In thousands)

                                            Three months ended
                                          ---------------------
                                          March 31,   March 31,
                                            1996        1995
                                          ---------   ---------
Cash flows from operating activities:
  Net loss                                $ (1,345)   $  (312)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization              238        174
    Provision for losses on accounts
      receivable                                36         15
    Provision for inventory obsolescence
      and shrinkage                            219        203
    Non-controlling interest in
      subsidiary's net loss                   (433)      (199)
    Changes in operating assets and
        liabilities:
      Accounts receivable                   (1,040)      (629)
      Inventories                           (1,239)    (1,190)
      Other current assets                    (112)      (113)
      Accounts payable                      (1,050)      (583)
      Store closing allowance                   -        (202)
      Other current liabilities               (511)      (690)
                                           -------    -------
        Net cash used by operating
          activities                        (5,237)    (3,526)
                                           -------    -------
Cash flows from investing activities:
  Additions to equipment and
    improvements                              (583)       (49)
  Other                                         -           4
                                           -------    -------
        Net cash used by investing
          activities                          (583)       (45)
                                           -------    -------
Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement               5,473      1,561
  Payments of long-term debt                  (366)       (34)
                                           -------    -------
        Net cash provided by financing
           activities                        5,107      1,527
                                           -------    -------
Net decrease in cash                          (713)    (2,044)

Cash, beginning of period                      811      2,991
                                           -------    -------
Cash, end of period                        $    98    $   947
                                           -------    -------
                                           -------    -------
Schedule of noncash investing transactions:
  Writeoff of equipment and improvements
    related to store closings              $    74    $   633


                       See accompanying notes to unaudited
                        consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


1.   Basis of Presentation

     The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1995 Form 10-K.

     The financial statements presented herein as of March 31, 1996 and for the three months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Only Deals, Inc., as well as the full consolidation of the accounts of its 40.5% owned subsidiary, Odd's-N-End's, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation, and the non-controlling interest in Odd's-N-End's results is presented separately in the financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

On December 28, 1994, the Company acquired for $953,000, a 40.5 percent interest in Odd's-N-End's, Inc. ("Odd's-N-End's"), a Buffalo, New York-based close-out retailer with 23 retail stores. The Company's investment was under a court approved plan of reorganization of Odd's-N-End's which emerged from bankruptcy on December 28, 1994. In early 1995, the Company assumed control over day to day operations of Odd's-N-End's. Accordingly, commencing in 1995, the Company is fully consolidating the results of Odd's-N-End's with those of the Company with elimination of intercompany transactions, including those under a supply agreement.

In addition, the Company has entered into an agreement, as amended, to advance up to $3.5 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $3,139,000 and $2,228,000 under this agreement as of March 31, 1996 and December 31, 1995, respectively.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.

                                                  Three Months
                                                 Ended March 31,
                                                 ---------------
                                                   1996    1995
                                                   ----    ----
                                                    (unaudited)

Net sales.....................................    100.0%  100.0%
Cost of goods sold............................     65.8    64.3
                                                  -----   -----
Gross margin..................................     34.2    35.7
Selling, general and administrative
  expenses....................................     43.6    38.4
                                                  -----   -----
    Loss from operations......................     (9.4)   (2.7)
Interest and other expenses, net..............     (1.3)    (.7)
                                                  -----   -----
    Loss before non-controlling interest in
       subsidiary.............................    (10.7)   (3.4)
Non-controlling interest in subsidiary's net
  loss........................................      2.6     1.3
                                                  -----   -----
Net loss......................................     (8.1)%  (2.1)%
                                                  -----   -----
                                                  -----   -----

FIRST THREE MONTHS OF FISCAL 1996 VERSUS 1995


NET SALES

Net sales for the quarter ended March 31, 1996 increased by $1,647,000 or 11.0% from the corresponding period last year. Net sales in the first quarter in the wholesale business decreased $969,000, or 13.6%, from the same period last year. Management expects that wholesale sales for fiscal 1996 will be approximately the same as the 1995 fiscal wholesale sales of $29.3 million. Net sales for the first quarter in the Only Deals retail subsidiary increased by $1,958,000, or 52.0%, from the same period last year. The increase in net sales by Only Deals was primarily due to the addition of 11 new stores since March 31, 1995. At March 31, 1996, the Company had 32 Only Deals retail stores in operation (including one store reserved for closing) compared to 22 (including two stores reserved for closing) at March 31, 1995. Net sales by Odd's-N-End's for the first quarter of 1996 were $4,669,000, a 16.4% increase from sales of $4,011,000 from the same period of 1995. This increase was due to increased comparable store sales of 19.4% from the 22 stores open the entire period in both years, offset slightly by the closing of one store in early 1996.

GROSS MARGINS

Gross margins for the first quarter of 1996 increased to $5.7 million (34.2% of net sales), a 6.6% increase over gross margins of $5.3 million (35.7% of net sales) for the first quarter of 1995. Gross margins for the first quarter of 1996 in the wholesale business decreased 18.6% from gross margins for the same period last year, primarily as a result of decreased sales. Wholesale gross margins were 22.2% of sales for the first quarter of 1996 compared to 23.5% for the first quarter of 1995. Gross margins for the first quarter of 1996 for Only Deals were $2.4 million, a 44.3% increase from gross margins for the first quarter of 1995 due to increased sales. Gross margins for Only Deals decreased as a percent of sales from 44.6% to 42.4% primarily due to increased markdowns of seasonal merchandise. Gross margins for Odd's-N-End's decreased $101,000 for the first quarter of 1996, a 6.3% decrease from the first quarter of 1995.
Gross margins as a percent of sales decreased to 32.2% for the first quarter of 1996 compared to 40.0% for the same period of the prior year primarily due to increased markdowns of seasonal merchandise.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses were $7.2 million or 43.6% of net sales in the first quarter of 1996 compared to $5.7 million or 38.4% of net sales in the first quarter of 1995. This increase primarily resulted from the significant increase in retail operations, which incur much higher operating costs than wholesale operations as a percent of sales. Selling, general and administrative expenses were 30.2% of net sales for the Company's wholesale business, 57.0% of net sales for Only Deals and 45.0% of net sales for Odd's-N-End's in the first quarter of 1996, compared to 24.4% of net sales for the wholesale business, 56.2% of net sales for Only Deals and 46.8% of net sales for Odd's-N-End's for the first quarter of 1995. The increase in selling, general and administrative expenses as a percent of sales in the wholesale business was due to the decline in wholesale sales, since most of the wholesale operating costs are relatively fixed.

INTEREST

Interest expense increased to $212,000 in the first quarter of 1996 compared to $105,000 in the first quarter of 1995 due to an increase in borrowings under the revolving credit facility.

NET LOSS

The Company incurred a net loss of $1.3 million during the first quarter of 1996 as compared to a net loss of $312,000 during the first quarter of 1995. The net loss in the first quarter was primarily the result of lower wholesale net sales; seasonally typical lower net sales in the retail business in the first quarter; lower retail gross margins due to markdowns; and increased selling, general and administrative expenses due to the significant increase in retail operations.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $21.7 million compared to $18.6 million at December 31, 1995.

The Company has available a $16 million revolving line of credit expiring in January 1998. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory. The amount available at March 31, 1996, based on the borrowing base, was $12,628,000, of which there were outstanding borrowings of $7,796,000 and outstanding letters of credit of $313,000. The line of credit and related documents restrict the Company from declaring cash dividends; require maintenance of minimum net worth; limit the amount of advances during 1996 to Odd's-N-End's to $3.5 million and limit the amount of annual capital expenditures to $3.5 million in 1996.

Net cash used by operating activities was $5.2 million for the quarter ended March 31, 1996 principally due to a $1.3 million net loss, a $1.0 million increase in accounts receivable, a $1.2 million increase in inventories, and a $1.1 million decrease in accounts payable. Capital expenditures of $0.6 million, payments of long-term debt totaling $0.4 million, and the $5.2 million net cash used by operating activities were funded primarily by a $5.5 million increase in borrowings under the revolving credit facility.

The Company intends to expand the Only Deals chain by opening from 15 to 25 new stores in 1996, of which two stores were opened in the first quarter. Expansion of the chain will be dependent upon the availability of acceptable locations and other operational considerations, some of which are beyond the Company's control. In connection with store openings, working capital would be required primarily to fund the cost of acquiring additional inventory and the overhead associated with any new stores. A portion of the inventory needs for new stores would already be present in the Company's warehouses. After a decision has been made to open a store, the time required before store completion generally ranges from one to three months. The Company expects future stores will require an investment of approximately $290,000 each to open, inclusive of inventory. The Company intends to finance the Only Deals expansion in 1996 through a combination of internally generated cash flow and additional borrowings under its present line of credit.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          The Company filed a Form 8-K dated January 17, 1996 with respect to
          (i) entering into the $16 million revolving credit facility with BankAmerica Business Credit, Inc. and (ii) entering into the $3.5 million revolving credit facility with Odd's-N-End's.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL INTERNATIONAL, INC.

DATE:  May 14, 1996                    By:  /s/
                                          --------------------------------
                                          Mark H. Ravich
                                          Chief Executive Officer