Form 10-Q
period 1996-06-30
UNIVERSAL INTERNATIONAL INC /MN/
filed 1996-08-13
CIK 868054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
- -
X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
- -     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1996

                                        OR
- -
- -      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -----------------

Commission file number: 0-18823

                          UNIVERSAL INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          Minnesota                             41-0776502
          ---------                             ----------
     (State or jurisdiction                  (I.R.S. Employer
     of incorporation or organization)      Identification No.)

           5000 Winnetka Avenue North, New Hope, Minnesota  55428
           -------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)


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

                         Yes     X         No
                            ----------       ---------

On July 31, 1996 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

This document contains 14 pages.

                          UNIVERSAL INTERNATIONAL, INC.
                                      INDEX


PART I    FINANCIAL INFORMATION                                Page
                                                               ----

     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three and six months ended June 30,
               1996 and 1995...................................  3

               Consolidated Balance Sheets as of
               June 30, 1996 and December 31, 1995.............  4

               Consolidated Statements of Cash Flows
               for the six months ended June 30,
               1996 and 1995...................................  5

               Notes to Consolidated Financial Statements......  6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition...  7


PART II   OTHER INFORMATION.................................... 12


     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                   Three months ended      Six months ended
                                  --------------------    ------------------
                                   June 30,   June 30,    June 30,  June 30,
                                    1996        1995        1996      1995
                                  ---------  ---------    --------  --------


Net sales                          $18,509    $17,206     $35,066   $32,116
Cost of goods sold                  11,767     11,369      22,656    20,961
                                   -------    -------     -------   -------
    Gross margin                     6,742      5,837      12,410    11,155

Selling, general and
  administrative expenses            7,922      6,055      15,150    11,787
                                   -------    -------     -------   -------
    Operating loss                 (1,180)      (218)     (2,740)     (632)

Other income (expense):
  Miscellaneous income
   (expense), net                       8         12           2        20
  Interest expense                   (273)      (155)       (485)     (260)
                                  -------    -------     -------   -------
                                     (265)      (143)       (483)     (240)
                                  -------    -------     -------   -------
    Loss before non-controlling
      interest in subsidiary       (1,445)      (361)     (3,223)     (872)

Non-controlling interest in
    subsidiary's net loss              63        117         496       316
                                  -------    -------     -------   -------
      Net loss                    $(1,382)   $  (244)    $(2,727)  $  (556)
                                  -------    -------     -------   -------
                                  -------    -------     -------   -------
Net loss per common share         $  (.28)   $  (.05)    $  (.56)  $  (.11)
                                  -------    -------     -------   -------
                                  -------    -------     -------   -------
Weighted average number of
  common shares outstanding         4,893      4,893       4,893     4,893
                                  -------    -------     -------   -------
                                  -------    -------     -------   -------



                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                         June 30,      December 31,
                                           1996            1995
                                       ------------    ------------
     ASSETS                            (unaudited)

Current assets:
  Cash                                    $   403         $   811
  Accounts receivable, less
    allowance for doubtful
    accounts of $203 for 1996
    and $200 for 1995                       4,828           3,432
  Inventories                              27,269          22,401
  Other current assets                      1,814           1,472
  Deferred income taxes                       179             179
                                         --------        --------
    Total current assets                   34,493          28,295

Equipment and improvements, net             8,411           7,042
Other assets, net                             164             172
                                         --------        --------
        Total assets                      $43,068         $35,509
                                         --------        --------
                                         --------        --------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt       $   421         $   421
  Accounts payable                          9,476           6,822
  Accrued expenses                          1,937           2,411
                                         --------        --------
    Total current liabilities              11,834           9,654

Deferred income taxes                         526             526
Borrowings under revolving credit
  agreement                                11,309           2,323
Long-term debt, less current portion        1,337           1,721
                                         --------        --------
    Total liabilities                      25,006          14,224
                                         --------        --------
Non-controlling interest in subsidiary          -             496

Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    4,893 shares issued and
    outstanding for 1996 and 1995             245             245
  Additional paid-in capital               22,917          22,917
  Accumulated deficit                      (5,100)         (2,373)
                                         --------        --------
    Total shareholders'equity              18,062          20,789
                                         --------        --------
      Total liabilities and
        shareholders' equity              $43,068         $35,509
                                         --------        --------
                                         --------        --------


                      See accompanying notes to unaudited
                       consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (In thousands)

                                                  Six months ended
                                              -----------------------
                                               June 30,      June 30,
                                                 1996          1995
                                                 ----          ----

Cash flows from operating activities:
  Net loss                                    $ (2,727)      $  (556)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization                  504           340
    Provision for losses on accounts
      receivable                                    72            30
    Provision for inventory obsolescence
      and shrinkage                                561           438
    Non-controlling interest in
      subsidiary's net loss                       (496)         (316)
    Changes in operating assets and
        liabilities:
      Accounts receivable                       (1,468)       (1,295)
      Inventories                               (5,449)       (2,541)
      Other current assets                        (342)           15
      Accounts payable                           2,654        (1,046)
      Store closing allowance                        -          (194)
      Other current liabilities                   (400)         (421)
                                               -------       -------
        Net cash used by operating
          activities                            (7,091)       (5,546)
                                               -------       -------
Cash flows from investing activities:
  Additions to equipment and
    improvements                                (1,919)         (382)
                                               -------       -------
       Net cash used by investing
          activities                            (1,919)         (382)
                                               -------       -------

Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement                   8,986         3,688
  Payments of long-term debt                      (384)          (56)
                                               -------       -------
         Net cash provided by financing
           activities                            8,602         3,632
                                               -------       -------

Net decrease in cash                              (408)       (2,296)

Cash, beginning of period                          811         2,991
                                               -------       -------
Cash, end of period                            $   403       $   695
                                               -------       -------
                                               -------       -------

Schedule of noncash investing transactions:
  Writeoff of equipment and improvements
    related to store closings                  $    74       $   633

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

     The financial statements presented herein as of June 30, 1996 and for the three and six months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company; its wholly-owned subsidiary, Only Deals, Inc.; effective April 1, 1996, its newly formed 95% owned subsidiary, Universal Asset-Based Services, Inc.; and the full consolidation of the accounts of its 40.5% owned subsidiary, Odd's-N-End's, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation, and the non-controlling interest in Odd's-N-End's results is presented separately in the financial statements.

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

In addition, the Company has entered into an agreement, as amended, to advance up to $5 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $3,845,000 and $2,228,000 under this agreement as of June 30, 1996 and December 31, 1995, respectively.

During the second quarter of 1996, the Company formed a 95% owned subsidiary, Universal Asset-Based Services, Inc. ("Asset-Based Services"), which provides inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.
                                    Three Months        Six Months
                                    Ended June 30,     Ended June 30,
                                  -----------------   -----------------
                                   1996       1995      1996      1995
                                   ----       ----      ----      ----
                                     (unaudited)          (unaudited)
Net sales........................  100.0%    100.0%    100.0%    100.0%
Cost of goods sold...............   63.6      66.1      64.6      65.3
                                   -----     -----     -----     -----
Gross margin.....................   36.4      33.9      35.4      34.7
Selling, general and
 administrative expenses.........   42.8      35.2      43.2      36.7
                                   -----     -----     -----     -----
    Loss from operations.........   (6.4)     (1.3)     (7.8)     (2.0)
Interest and other expenses, net.   (1.4)      (.8)     (1.4)      (.7)
    Loss before non-controlling
       interest in subsidiary....   (7.8)     (2.1)     (9.2)     (2.7)
Non-controlling interest in
  subsidiary's net loss..........     .3        .7       1.4       1.0
                                   -----     -----     -----     -----
Net loss.........................   (7.5)%    (1.4)%    (7.8)%    (1.7)%
                                   -----     -----     -----     -----
                                   -----     -----     -----     -----

The following table sets forth, for the periods indicated, certain information relating to the Company's operations.


                                                          (In Thousands)
                            Three Months Ended                                Six Months Ended
                                 June 30,                                         June 30,
                           --------------------    Increase                   ----------------      Increase
                            1996          1995    (Decrease)     Percent       1996      1995      (Decrease)   Percent
                           --------------------   ----------------------      ----------------     --------------------
Net Sales:
 Wholesale                 $6,800        $7,842    $(1,042)       (13.3%)     $12,966   $14,980     $(2,014)    (13.4%)
 Retail:
    Only Deals              6,673         4,016      2,657         66.2%       12,395     7,781       4,614      59.3%
    Odd's-N-End's           4,857         5,348       (491)        (9.2%)       9,526     9,355         171       1.8%

Gross Margin:
 Wholesale                  1,443         1,665       (222)       (13.3%)       2,759     3,287        (528)    (16.1%)
 Retail:
    Only Deals              2,938         1,808      1,130         62.5%        5,365     3,491       1,874      53.7%
    Odd's-N-End's(1)        2,182         2,364       (182)        (7.7%)       4,107     4,377        (270)     (6.2%)

Selling, General and
 Administrative Expenses:
 Wholesale                  1,677         1,886       (209)       (12.5%)      3,538     3,629         (91)      (2.5%)
 Retail:
    Only Deals              3,846         2,091      1,755         83.9%       7,142     4,205       2,937       69.8%
    Odd's-N-End's           2,214         2,078        136          6.5%       4,285     3,953         332        8.4%



(1) Excludes impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation.


NET SALES

Net sales for the second quarter and six months ended June 30, 1996 increased by $1,303,000 or 7.6% and $2,950,000 or 9.2%, respectively, from the corresponding periods last year. Management expects that wholesale sales for 1996 will be approximately the same as the 1995 wholesale sales of $29.3 million. Net sales by the Only Deals retail subsidiary increased primarily due to the addition of 18 new stores since June 30, 1995. At June 30, 1996, the Company had 39 Only Deals retail stores in operation (including one store reserved for closing) compared to 22 (including two stores reserved for closing) at June 30, 1995. The decrease in net sales by Odd's-N-End's for the quarter ended June 30, 1996 was due to heavy promotional sales last year due to the grand reopening promotion in May 1995. Despite the decrease in net sales by Odd's-N-End's in the second quarter of 1996, net sales for the first six months of 1996 increased primarily due to increased comparable store sales during the first quarter of 1996. Net sales for Asset-Based Services were $179,000 during the quarter ended June 30, 1996.

GROSS MARGINS

Gross margins for the second quarter and six months ended June 30, 1996 increased by $905,000 or 15.5% and $1,255,000 or 11.2%, respectively, from the corresponding periods of 1995. Gross margins in the wholesale business decreased primarily as a result of decreased sales. Wholesale gross margins were 21.2% and 21.3% of sales for the quarter and six months ended June 30, 1996, respectively, compared to 21.2% and 21.9% for the corresponding periods of 1995. Gross margins for Only Deals increased due to increased sales. Gross margins for Only Deals decreased as a percent of sales from 45.0% and 44.9% for the quarter and six months ended June 30, 1995 to 44.0% and 43.3% for the quarter and six months ended June 30, 1996, respectively, primarily due to increased markdowns and reduced margins resulting from changes in product mix. Gross margins for Odd's-N-End's decreased during the second quarter of 1996 due to decreased sales. Gross margins for the second quarter of 1996 increased slightly as a percent of sales from 44.2% to 44.9%. Gross margins as a percent of sales decreased to 43.1% for the first six months of 1996 compared to 46.8% for the same period of the prior year primarily due to higher than planned markdowns of seasonal merchandise during the first quarter of 1996 and reduced margins resulting from changes in product mix. The Company expects margins to improve in both retail chains during the second half of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and six months ended June 30, 1996 increased by $1,867,000 or 30.8% and $3,363,000 or 28.5%, respectively, from the corresponding periods of 1995. This increase primarily resulted from the significant increase in retail operations, which incur much higher operating costs than wholesale operations. The increase in selling, general and administrative expenses as a percent of sales in the wholesale business from 24.2% to 27.3% for the first six months was due to the decline in wholesale sales, since most of the wholesale operating costs are relatively fixed. The increase in selling, general and administrative expenses as a percent of sales for Only Deals from 54.0% to 57.6% for the first six months of 1996 was primarily due to pre-opening expenses incurred by the nine new stores opened during the first six months of 1996 in addition to increased infrastructure costs incurred to support the growth of the retail business. Selling, general and administrative expenses increased as a percent of sales for Odd's-N-End's from 42.3% to 45.0% for the first six months of 1996 as compared to the same period last year. Selling, general and administrative expenses for Asset-Based Services for the quarter ended June 30, 1996 were $185,000.

INTEREST

Interest expense increased to $273,000 in the second quarter and $485,000 in the first six months of 1996 compared to $155,000 in the second quarter and $260,000 in the first six months of 1995 due to an increase in borrowings under the revolving credit facility to support the Only Deals expansion and Odd's-N-End's working capital needs.

NET LOSS

The Company incurred a net loss of $1.4 million during the second quarter of 1996 compared to a net loss of $244,000 during the second quarter of 1995. The Company incurred a net loss of $2.7 million during the first six months of 1996 as compared to a net loss of $556,000 during the first six months of 1995. The net loss in the second quarter and first six months of 1996 was primarily the result of increased selling, general and administrative expenses due to costs incurred to build the infrastructure necessary to implement the significant increase in retail operations; lower wholesale net sales; seasonally typical lower net sales in the retail business; and lower retail gross margins due to higher than planned markdowns.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Company had available a $16 million revolving line of credit expiring in January 1998. In July 1996, the agreement was amended to increase the maximum loan amount to $18 million through December 31, 1996, at which time the maximum loan amount is reduced to $16 million. The line of credit is collateralized by inventories, accounts receivable, and equipment and improvements of the Company. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory. The amount available at June 30, 1996, based on the borrowing base, was $16 million, of which there were outstanding borrowings of $11.3 million and outstanding letters of credit of $1.3 million. As amended the line of credit and related documents restrict the Company from declaring cash dividends; require maintenance of minimum net worth; limit the amount of advances during 1996 to Odd's-N-End's to $5 million and limit the amount of annual capital expenditures to $4 million in 1996. Prior to amendment, the agreement limited the amount of advances to Odd's-N-End's to $3.5 million during 1996. As of May 31, 1996 and June 30, 1996, the Company was in violation of this covenant. In connection with the amendment, the lender waived this violation and increased the limitation on advances to $5 million.

Net cash used by operating activities was $7.1 million for the six months ended June 30, 1996 principally due to a $2.7 million net loss, a $1.5 million increase in accounts receivable, a $5.4 million increase in inventories, offset by a $2.7 million increase in accounts payable. Capital expenditures of $1.9 million, payments of long-term debt totaling $0.4 million, and the $7.1 million net cash used by operating activities were funded primarily by a $9.0 million increase in borrowings under the revolving credit facility.

The Company is expanding the Only Deals chain by opening from 20 to 25 new stores in 1996, of which nine stores were opened as of June 30, 1996. In connection with store openings, working capital is required primarily to fund the cost of acquiring additional inventory and the overhead associated with opening new stores. A portion of the inventory needs for new stores is already present in the Company's warehouses. The Company expects future stores will require an investment of approximately $290,000 each to open, inclusive of inventory. The Company intends to fund operations and the Only Deals expansion during the remainder of 1996 through a combination of internally generated cash flow and additional borrowings under its present line of credit.

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Company held its annual meeting on June 26, 1996 in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at that meeting and the votes cast were as follows:

               PROPOSAL
               --------

          (1) The election of the
               following people to the
               Board of Directors:                Vote
                                            --------------------
                                                       Withhold
                                             For       Authority
                                             ---       ---------

               Norman J. Ravich           4,540,438     131,000
               Mark H. Ravich             4,540,638     130,800
               Wesley J. Laseski          4,530,638     140,800
               Mark L. Bartholomay        4,532,638     138,800
               Ernest M. Simon            4,522,638     148,800
               Stanford A. Weiner         4,532,638     138,800

          (2)  Approval of an amendment
               of the Company's Articles
               of Incorporation to
               increase the authorized
               number of shares of common
               stock from 10,000,000 to
               75,000,000 shares

                             Vote
                  -----------------------------
                  For       Against    Abstain
                  ---       -------    -------

               4,212,928    449,170     9,340

Item 4.   Continued:

          (3)  Approval of an increase
               in the number of shares
               of common stock reserved
               for issuance under the
               Company's 1990 Stock
               Option Plan from 300,000
               to 450,000 shares

                             Vote
                  ---------------------------
                  For      Against   Abstain
                  ---      -------   -------

               4,294,978   325,290    51,170

          (4)  Adoption of Stockholder
               Rights Plan

                                    Vote
                  -----------------------------------------
                                                   Broker
                  For      Against   Abstain      Non-Vote
                  ---      -------   -------      --------

               2,377,867   245,340    10,150     2,038,081

          (5)  Ratification of the
               appointment of Coopers
               & Lybrand L.L.P. as the
               Company's independent
               auditors for fiscal year
               ending December 31, 1996

                             Vote
                  --------------------------
                  For      Against   Abstain
                  ---      -------   -------

               4,660,738     3,300     7,400

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 10.11.1     Waiver and First Amendment to Loan
                              and Security Agreement dated July
                              30, 1996.

          Exhibit 10.12.1     Alonge dated July 30, 1996 to
                              Revolving Note with Odd's-N-End's, Inc.

          No Form 8-K's were filed during the quarter ended June
          30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          UNIVERSAL INTERNATIONAL, INC.

DATE: August 14, 1996                     By: /s/
                                              ----------------------------
                                              Mark H. Ravich
                                              Chief Executive Officer