Form 10-Q
period 1996-09-30
UNIVERSAL INTERNATIONAL INC /MN/
filed 1996-11-05
CIK 868054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
_
X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1996

                                       OR
_
_    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-18823

                          UNIVERSAL INTERNATIONAL, INC.
                          -----------------------------
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

                         Yes     X        No
                             --------         ---------

On October 29, 1996 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

This document contains 13 pages.

                          UNIVERSAL INTERNATIONAL, INC.
                                      INDEX


PART I    FINANCIAL INFORMATION                             Page
                                                            ----

     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 1996 and 1995..................  3

               Consolidated Balance Sheets as of
               September 30, 1996 and December 31, 1995.....  4

               Consolidated Statements of Cash Flows
               for the nine months ended September 30,
               1996 and 1995................................  5

               Notes to Consolidated Financial Statements...  6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition  7


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

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)


                                 Three months ended     Nine months ended
                                    September 30,          September 30,
                                 -----------------      -----------------
                                  1996       1995        1996      1995
                                 ------     ------      ------    ------


Net sales                       $20,842    $18,290     $55,908   $50,406
Cost of goods sold               12,655     11,814      35,311    32,775
                                 ------     ------      ------    ------

    Gross margin                  8,187      6,476      20,597    17,631

Selling, general and
  administrative expenses         8,790      6,401      23,940    18,188
                                 ------     ------      ------    ------

    Operating income (loss)        (603)        75      (3,343)     (557)

Other income (expense):
  Miscellaneous income               18         12          20        32
  Interest expense                 (390)      (190)       (875)     (450)
                                 ------     ------      ------    ------


                                   (372)      (178)       (855)     (418)
                                 ------     ------      ------    ------

    Loss before non-controlling
      interest in subsidiary       (975)      (103)     (4,198)     (975)

Non-controlling interest in
    subsidiary's net loss            -         360         496       676
                                 ------     ------      ------    ------

      Net income (loss)         $  (975)   $   257     $(3,702)  $  (299)
                                 ------     ------      ------    ------
                                 ------     ------      ------    ------

Net income (loss) per common
  share                         $  (.20)   $   .05     $  (.76)  $  (.06)
                                 ------     ------      ------    ------
                                 ------     ------      ------    ------

Weighted average number of
  common shares outstanding       4,893      4,893       4,893     4,893
                                 ------     ------      ------    ------
                                 ------     ------      ------    ------





                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                     September 30, December 31,
                                         1996          1995
                                     ------------  ------------
     ASSETS                          (unaudited)

Current assets:
  Cash                                 $   338      $   811
  Accounts receivable, less
    allowance for doubtful
    accounts of $239 for 1996
    and $200 for 1995                    5,577        3,432
  Inventories                           27,287       22,401
  Other current assets                   2,017        1,472
  Deferred income taxes                    179          179
                                        ------       ------
    Total current assets                35,398       28,295

Equipment and improvements, net          9,658        7,042
Other assets, net                          159          172
                                        ------       ------

        Total assets                   $45,215      $35,509
                                        ------       ------
                                        ------       ------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt    $   559      $   421
  Accounts payable                       7,797        6,822
  Accrued expenses                       1,315        2,411
                                        ------       ------
    Total current liabilities            9,671        9,654

Deferred income taxes                      526          526
Borrowings under revolving credit
  agreement                             16,135        2,323
Long-term debt, less current portion     1,796        1,721
                                        ------       ------

    Total liabilities                   28,128       14,224
                                        ------       ------

Non-controlling interest in subsidiary      -           496

Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    4,893 shares issued and
    outstanding for 1996 and 1995          245          245
  Additional paid-in capital            22,917       22,917
  Accumulated deficit                   (6,075)      (2,373)
                                        ------       ------

    Total shareholders'equity           17,087       20,789
                                        ------       ------
      Total liabilities and
        shareholders' equity           $45,215      $35,509
                                        ------       ------
                                        ------       ------

                    See accompanying notes to unaudited
                     consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (In thousands)

                                            Nine months ended
                                              September 30,
                                            -----------------
                                             1996       1995
                                            ------     ------

Cash flows from operating activities:
  Net loss                                $ (3,702)   $  (299)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization              825        503
    Provision for losses on accounts
      receivable                               108         45
    Provision for inventory obsolescence
      and shrinkage                            830        818
    Non-controlling interest in
      subsidiary's net loss                   (496)      (676)
    Changes in operating assets and
        liabilities:
      Accounts receivable                   (2,253)    (1,953)
      Inventories                           (5,736)    (3,461)
      Other current assets                    (545)      (592)
      Accounts payable                         975        (78)
      Store closing allowance                  (53)      (257)
      Other current liabilities               (969)      (490)
        Net cash used by operating          ------     ------
          activities                       (11,016)    (6,440)
                                            ------     ------

Cash flows from investing activities:
  Additions to equipment and
    improvements                            (3,482)    (1,027)
       Net cash used by investing           ------     ------
          activities                        (3,482)    (1,027)
                                            ------     ------

Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement              13,812      5,012
  Proceeds from long-term debt                 635         -
  Payments of long-term debt                  (422)       (76)
         Net cash provided by financing     ------     ------
           activities                       14,025      4,936
                                            ------     ------

Net decrease in cash                          (473)    (2,531)

Cash, beginning of period                      811      2,991
                                            ------     ------

Cash, end of period                        $   338    $   460
                                            ------     ------
                                            ------     ------

Schedule of noncash investing and financing
transactions:
  Writeoff of inventories, equipment and
    improvements related to store closings $    74    $   818

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

     The financial statements presented herein as of September 30, 1996 and for the three and nine months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

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

In addition, the Company has entered into an agreement, as amended, to advance up to $5 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $4,229,000 and $2,228,000 under this agreement as of September 30, 1996 and December 31, 1995, respectively.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.

                                Three Months Ended   Nine Months Ended
                                   September 30,        September 30,
                                ------------------   -----------------
                                    1996    1995       1996    1995
                                    ----    ----       ----    ----
                                   (unaudited)         (unaudited)
Net sales........................  100.0%  100.0%     100.0%  100.0%
Cost of goods sold...............   60.7    64.6       63.2    65.0
                                   -----   -----      -----   -----
Gross margin.....................   39.3    35.4       36.8    35.0
Selling, general and
 administrative expenses.........   42.2    35.0       42.8    36.1
                                   -----   -----      -----   -----
Income (loss) from operations....   (2.9)     .4       (6.0)   (1.1)
Interest and other expenses, net.   (1.8)   (1.0)      (1.5)    (.8)
    Loss before non-controlling    -----   -----      -----   -----
       interest in subsidiary....   (4.7)    (.6)      (7.5)   (1.9)
Non-controlling interest in
  subsidiary's net loss..........     -      2.0         .9     1.3
                                   -----   -----      -----   -----
Net income (loss)................   (4.7)%   1.4%      (6.6)%   (.6)%
                                   -----   -----      -----   -----
                                   -----   -----      -----   -----

The following table sets forth, for the periods indicated, certain information relating to the Company's operations.


                                                       (In Thousands)

                           Three Months Ended                                  Nine Months Ended
                              September 30,        Increase                      September 30,         Increase
                         ----------------------                            -----------------------
                           1996         1995      (Decrease)       Percent      1996       1995       (Decrease)   Percent
                         ----------------------   ------------------------ -----------------------   ---------------------
Net Sales:
 Wholesale                $7,016        $7,791    $   (775)         (9.9%)    $19,982    $22,771       $(2,789)    (12.2%)
 Retail:
    Only Deals             8,585         5,340       3,245          60.8%      20,980     13,121         7,859      59.9%
    Odd's-N-End's          4,876         5,159        (283)         (5.5%)     14,402     14,514          (112)     (0.8%)

Gross Margin:
 Wholesale                 1,876         1,904         (28)         (1.5%)      4,635      5,191          (556)    (10.7%)
 Retail:
    Only Deals             3,784         2,338       1,446          61.8%       9,149      5,829         3,320      57.0%
    Odd's-N-End's(1)       2,162         2,234         (72)         (3.2%)      6,269      6,611          (342)     (5.2%)

Selling, General and
 Administrative Expenses:
 Wholesale                 1,719          1,685         34           2.0%       5,257      5,314           (57)     (1.1%)
 Retail:
    Only Deals             4,837          2,526      2,311          91.5%      11,979      6,731         5,248      78.0%
    Odd's-N-End's          1,964          2,190       (226)        (10.3)%      6,249      6,143           106       1.7%



(1) Excludes impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation.


NET SALES

Net sales for the third quarter and nine months ended September 30, 1996 increased by $2,552,000 or 14.0% and $5,502,000 or 10.9%, respectively, from the corresponding periods last year. Management expects that wholesale sales for 1996 will be approximately $4 million less than 1995 wholesale sales of $29.3 million. Net sales by the Only Deals retail subsidiary increased primarily due to the addition of 24 new stores since September 30, 1995. At September 30, 1996, the Company had 49 Only Deals retail stores in operation (including one store reserved for closing) compared to 26 (including two stores reserved for closing) at September 30, 1995. Management expects that net sales by Odd's-N-End's for 1996 will approximate 1995 net sales of $23.5 million. Net sales for Universal Asset-Based Services, a newly-formed subsidiary providing inventory valuation and liquidation services, were $365,000 and $544,000, respectively, during the quarter and nine months ended September 30, 1996.

GROSS MARGINS

Gross margins for the third quarter and nine months ended September 30, 1996 increased by $1,711,000 or 26.4% and $2,966,000 or 16.8%, respectively, from the corresponding periods of 1995. Gross margins in the wholesale business decreased as a result of decreased sales. Wholesale gross margins were 26.7% and 23.2% of sales for the quarter and nine months ended September 30, 1996, respectively, compared to 24.4% and 22.8% for the corresponding periods of 1995. Wholesale gross margins as a percentage of sales increased in the third quarter of 1996 primarily due to increased sales of higher margin seasonal merchandise. Gross margins for Only Deals increased primarily as a result of increased sales. Gross margins for Only Deals were 44.1% and 43.6% of sales for the quarter and nine months ended September 30, 1996, respectively, compared to 43.8% and 44.4% for the quarter and nine months ended September 30, 1995. Gross margins for Odd's-N-End's decreased slightly during the third quarter of 1996 due to decreased sales. Gross margins for the third quarter of 1996 increased as a percent of sales from 43.3% to 44.3%. Gross margins as a percent of sales decreased to 43.5% for the first nine months of 1996 compared to 45.5%.
Although the gross margin percent for the first six months of 1996 was lower than 1995 for both retail chains, margins improved during the third quarter due to changes in merchandise mix. The Company expects margins to improve in both retail chains during the fourth quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and nine months ended September 30, 1996 increased by $2,389,000 or 37.3% and $5,752,000 or 31.6%, respectively, from the corresponding periods of 1995. This increase primarily resulted from the significant increase in retail operations, which incur higher operating costs than wholesale operations. The increase in selling, general and administrative expenses as a percent of sales in the wholesale business from 21.6% to 24.5% for the third quarter of 1996 and from 23.3% to 26.3% for the nine months ended September 30, 1996 was due to the decline in wholesale sales, since most of the wholesale operating costs are relatively fixed. The increase in selling, general and administrative expenses as a percent of sales for Only Deals from 47.3% to 56.3% for the third quarter of 1996 and from 51.3% to 57.1% for the nine months ended September 30, 1996 was primarily due to pre-opening expenses incurred by the 19 new stores opened during the first nine months of 1996 in addition to increased infrastructure costs incurred to support the growth of the retail business. The significant increase during the third quarter of 1996, in particular, was due to opening 10 of the 19 new stores during this period. The Company charges to expense as incurred all costs associated with the opening of new stores ("pre-opening expenses") except for purchases of equipment and the costs of leasehold improvements which are capitalized. Selling, general and administrative expenses decreased as a percent of sales for Odd's-N-End's from 42.4% to 40.3% for the third quarter of 1996 due to the elimination of certain corporate overhead costs associated with the Buffalo, New York office, which was closed during the second quarter of 1996. For the nine months ended September 30, 1996, selling general and administrative expenses for Odd's-N-End's increased from 42.3% to 43.4% of sales as compared to the same period last year primarily due to increased depreciation costs from store remodeling and upgrading point of sale register systems. Selling, general and administrative expenses for Asset-Based Services for the quarter and nine months ended September 30, 1996 were $270,000 and $455,000, respectively.

INTEREST

Interest expense increased to $390,000 in the third quarter and $875,000 in the first nine months of 1996 compared to $190,000 in the third quarter and $450,000 in the first nine months of 1995 due to an increase in borrowings under the revolving credit facility to support the Only Deals expansion and Odd's-N-End's working capital needs.

NET LOSS

The Company incurred a net loss of $975,000 during the third quarter of 1996 compared to a net income of $257,000 during the third quarter of 1995. The Company incurred a net loss of $3.7 million during the first nine months of 1996 as compared to a net loss of $299,000 during the first nine months of 1995. The net loss in the third quarter and first nine months of 1996 was primarily due to costs incurred to build the infrastructure necessary to implement the significant increase in retail stores; costs incurred to open 19 new Only Deals stores during the first nine months of 1996 including 10 opened in the third quarter; lower than planned retail sales and gross margins; and lower wholesale net sales.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Company had available an $18 million revolving line of credit through December 31, 1996, at which time the maximum loan amount is reduced to $16 million through January 1998. The line of credit is collateralized by inventories, accounts receivable, and equipment and improvements of the Company. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory. The amount available at September 30, 1996, based on the borrowing base, was $17.6 million, of which there were outstanding borrowings of $16.1 million and outstanding letters of credit of $420,000. As amended the line of credit and related documents restrict the Company from declaring cash dividends; require maintenance of minimum net worth; limit the amount of advances during 1996 to Odd's-N-End's to $5 million and limit the amount of annual capital expenditures to $4 million in 1996.

Net cash used by operating activities was $11.0 million for the nine months ended September 30, 1996 principally due to a $3.7 million net loss, a $2.1 million increase in accounts receivable, and a $4.9 million increase in inventories. Capital expenditures of $3.5 million, and the $11.0 million net cash used by operating activities were funded primarily by a $13.8 million increase in borrowings under the revolving credit facility.

The Company is expanding the Only Deals chain by opening 21 new stores in 1996, of which 19 stores were opened as of September 30, 1996. In connection with store openings, working capital is required primarily to fund the cost of acquiring additional inventory and the overhead associated with opening new stores. A portion of the inventory needs for new stores is already present in the Company's warehouses. The Company expects future stores will require an investment of approximately $290,000 each to open, inclusive of inventory. The Company is currently planning to stabilize retail operations at the present level for most of 1997. The Company intends to fund the two new Only Deals store openings during the remainder of 1996 and operations during the remainder of 1996 and 1997 through a combination of internally generated cash flow and borrowings under its present line of credit.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 10.11.2     Second Amendment to Loan and
                              Security Agreement dated August 20, 1996.

          No Form 8-K's were filed during the quarter ended September 30, 1996.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        UNIVERSAL INTERNATIONAL, INC.

DATE: November 1, 1996                  By:  /s/
                                             -------------------------
                                             Mark H. Ravich
                                             Chief Executive Officer