Form 10-K
period 1996-12-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1997-04-18
CIK 868054

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

/ X /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1996
                                          OR
/   /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from         to
                                                  -------    ------
                            Commission File Number 0-18823

                            UNIVERSAL INTERNATIONAL, INC.
                            -----------------------------
              (Exact name of the registrant as specified in its charter)

        MINNESOTA                                               41-0776502
--------------------------------                           -------------------
(State or other jurisdiction                               (I.R.S. Employer
of incorporation or organization)                          Identification No.)


                5000 Winnetka Avenue North, New Hope, Minnesota  55428
                ------------------------------------------------------
                  (Address of Principal Executive Office) (Zip Code)
                    Registrant's telephone number:  (612) 533-1169

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:
                                 Title Of Each Class
                            ------------------------------
                            Common Stock, $0.05 par value

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X    NO      .
                                        -----     -----

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   YES   X    NO      .
                                   -----     -----

    As of March 24, 1997, 4,893,328 shares of common stock of the Registrant were outstanding of which 3,659,788 shares were held by non-affiliates, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $1.38 last reported sale price of the common stock at that date by the NASDAQ National Market System), held by non-affiliates was approximately $5,051,000.

                         DOCUMENTS INCORPORATED BY REFERENCE
                         -----------------------------------
    Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A are incorporated by reference in this Form 10-K.

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") is one of the nation's largest buyers and sellers of quality "close-out" merchandise at the wholesale level. The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 51 retail stores offering close-out merchandise in 8 states in the Upper Midwest. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

    During 1994, the Company entered into a supply agreement with one of its wholesale customers and in late 1994 the Company made a 40.5% equity investment in this customer, Odd's-N-End's, Inc. ("Odd's-N-End's"). Odd's-N-End's owns and operates 22 retail stores offering close-out merchandise in New York state. In early 1995, the Company entered into a financing arrangement with Odd's-N-End's, and assumed control over day to day operations of Odd's-N-End's. Accordingly, commencing in 1995, the results of Odd's-N-End's are consolidated with those of the Company for financial reporting purposes. Advances under this financing agreement were $3,602,000 as of December 31, 1996.

    During 1996 the Company formed a 95%-owned subsidiary, Universal Asset-Based Services, Inc. ("Asset-Based Services"), which provides inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers.

    The Company was incorporated under the laws of Minnesota in 1956. The principal executive offices of the Company are located at 5000 Winnetka Avenue North, New Hope, Minnesota, 55428, and its telephone number is (612) 533-1169.

    Subsequent to December 31, 1996, the Company was in technical default on several provisions of its revolving credit agreement. As a result of these defaults, the lender reduced the credit line from $16 million to $12.5 million and increased the interest rate on the outstanding borrowings from prime plus 1.5% (the prime rate at December 31, 1996 was 8.25%) to prime plus 3.5%. The loan agreement is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line to $11 million as of April 30, 1997 and $10 million as of May 31, 1997. The outstanding borrowings on the line totaled $10.4 million as of March 31, 1997. These conditions, as well as the Company's operating results for 1996, raise a concern as to the Company's ability to continue as a going concern.

    The Company is currently in the process of negotiating financing with a number of new potential lenders to replace its current credit line and to refinance the Odd's-N-End's bank notes payable, which currently include balloon payments of $1,275,000 on January 2, 1998. Management believes that a new credit facility will be obtained in the near future. The Company is also in the process of substantially reducing the wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of the reduction of the credit line and to focus more Company resources on retail operations. Management believes that a significant reduction in inventories together with a new credit facility will be sufficient to satisfy the Company's planned operating requirements through December 31, 1997. However, there can be no assurance that the Company will obtain replacement financing or, if available, that the amount obtained will be equal to the present line of credit or that the terms will be satisfactory.

    The following is information relating to the Company's business segments:

                                     As of and for the
                                 Years Ended December 31,
                             -----------------------------
                               1996        1995       1994
                               ----        ----       ----
                                      (In Thousands)
Revenues:
    Wholesale (1)            $ 26,678   $ 29,315   $ 34,851
    Retail:
      Only Deals               37,412     24,127     22,335
      Odd's-N-End's            22,451     23,528         -
    Asset-Based Services        1,089         -          -
                               ------     ------     ------

                             $ 87,630   $ 76,970   $ 57,186
                               ------     ------     ------
                               ------     ------     ------

Operating Income (Loss):
    Wholesale                $ (1,219)  $  2,005   $   (301)
    Retail:
      Only Deals               (1,004)        51     (1,109)
      Odd's-N-End's            (1,167)      (766)        -
    Asset-Based Services          324         -          -
                               ------     ------     ------

                             $ (3,066)  $  1,290   $ (1,410)
                               ------     ------     ------
                               ------     ------     ------

Total Assets:
    Wholesale                $ 21,883   $ 21,456   $ 21,637
    Retail:
      Only Deals               14,742      7,768      5,709
      Odd's-N-End's             5,891      6,285         -
    Asset-Based Services          357         -          -
                               ------     ------     ------

                             $ 42,873   $ 35,509   $ 27,346
                               ------     ------     ------
                               ------     ------     ------

(1) Revenues in 1996 include sales of $1,897 to an affiliated non-consolidated joint venture. Revenues in 1994 include sales to Odd's-N-End's, which was not an affiliated entity until December 28, 1994.

Wholesale Operation

    In its wholesale operation the Company purchases large quantities of quality merchandise, primarily consumer goods, on a close-out basis at prices generally ranging from 10% to 50% of the original wholesale price. Close-out products become available for such reasons as discontinuance of an item, changes in products or packaging, over-production, excess inventory or financial considerations. Merchandise acquired by the Company is resold at prices that are targeted to be substantially below the original wholesale price. The Company sells the products it acquires primarily at various trade shows as well as through a product showroom in Minneapolis, through independent sales representatives, and by its direct sales force and telemarketing. The independent sales representatives generally do not sell or distribute products from the Company's competitors. The Company purchases merchandise from a large number of manufacturers and other sources and resells that merchandise to its base of over 1,200 customers. The wholesale operation operates primarily out of two leased facilities.

Retail Operations

    Universal, through Only Deals, owns and operates 51 retail stores in eight states in the Upper Midwest, under the name "Only Deals." The stores range from approximately 3,500 to 16,000 square feet. During 1996, the Company opened 21 new stores, closed one store that had previously been reserved for closure and continued to reserve for store closing for one additional store. In early 1997, the Company closed this store.

    Universal, through its 40.5% ownership of Odd's-N-End's, also operates 22 retail stores under the name "Odd's-N-End's" in New York State.

Supply of Close-Out Merchandise

    The Company requires a significant number of close-out consumer products to operate its businesses. While historically the supply for these products has, on a short-term basis, fluctuated, the Company does not anticipate having a significant problem sourcing an adequate supply of merchandise.

Seasonality

    Universal has experienced a limited amount of seasonality in the past in the wholesale operation. However, the growth in the retail operation has caused the fourth quarter to provide a significantly larger percentage of yearly revenues. Correspondingly, the first and second quarters have been negatively impacted by the weakness of retailing in these periods.

Significant Customers

    During 1994, the Company's largest wholesale customer, Odd's-N-End's, Inc., accounted for 17.4% of wholesale revenues pursuant to a supply agreement entered into in 1994. In accordance with the supply agreement, the Company provided Odd's-N-End's with merchandise under a cost-plus arrangement. In early 1995, the Company assumed control over the day to day operations of Odd's-N-End's, Inc. Accordingly, commencing in 1995, the Company began consolidating the results of Odd's-N-End's, Inc. with elimination of intercompany transactions, including sales under the supply agreement.

    The top 25 wholesale customers, excluding sales to Odd's-N-End's, accounted for 40%, 40% and 37% of the Company's wholesale revenues in 1996, 1995 and 1994, respectively. No single customer accounted for 10% or more of wholesale revenues for the years 1996 and 1995.

Competition

    Both the wholesale and retail operations have competition for the purchasing of products. The principal factors in competing for the purchasing of products include the reputation of the purchaser, the purchaser's ability to pay for the merchandise and the purchase price. The Company believes it is positioned to compete favorably with its competitors due to the experience of its buying staff. The Company's retail operations operate in a highly competitive environment, competing with discount stores, chain stores and other retailers. Many of these competitors have longer established relations with suppliers and consumers as well as substantially greater financial resources and wider distribution capabilities than the Company. Large retailers enjoy a competitive advantage of economies of scale in both the purchase and sale of merchandise. These retailers are often unable to take advantage of close-out merchandise purchases, however, due to the limited quantities of merchandise sometimes available for purchase and the fact that the goods cannot be reordered.

Employees

    At March 22, 1997, the Company, including Only Deals personnel, had 296 full-time employees, of whom 8 were involved in the purchase of close-out goods, 124 were involved in warehousing and administration, and 164 were involved in the retail operations. Also, 659 employees were employed in a part-time capacity in the retail operations. In addition, Odd's-N-End's had 71 full-time and 212 part-time employees at March 22, 1997. None of the Company's, Only Deals, or Odd's-N-End's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's executive offices and its primary wholesale warehouse are located at 5000 Winnetka Avenue North in New Hope, Minnesota. This facility has 210,000 square feet and is currently being fully utilized by the Company. The Company has a 10-year lease for this warehouse which commenced in 1989 and expires on July 31, 2000 and contains a right of first refusal to purchase the facility. Another facility in New Hope near the Company's headquarters which has 185,000 of square feet, is fully utilized for warehousing and distribution for the retail operations. The current term for this lease is through December 31, 1997. The Company also leases approximately 75,000 square feet of space in Plymouth, Minnesota for warehousing and distribution for both the wholesale and retail operations. This lease expires on September 30, 1997. The Company intends to let the leases on the two additional warehouses expire during 1997 and plans to consolidate distribution operations into its primary warehouse by December 31, 1997.

    All of the Company's stores are leased. Only Deals leases approximately 470,000 square feet of retail space for its 51 stores. Only Deals stores average 9,200 gross square feet. Only Deals store leases expire in April 1997 through January 2003. Odd's-N-End's leases approximately 220,000 square feet of retail space for its 22 operating stores, an average of 10,000 square feet per store. Odd's-N-End's store leases expire in January 1998 through January 2004. Some store leases have renewal options. For certain Only Deals store leases, the Company has set provisions which allow the Company (and in some cases, the landlord) to terminate the lease if stores do not obtain pre-established sales levels at the end of a specified period of time from the lease commencement date, or if other conditions are not met.


ITEM 3.  LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter of 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information concerning the executive officers of the Company as of March 21, 1997.

     Name             Age       Position
----------------   --------- ----------------

Norman J. Ravich        70   Chairman of the Board
Mark H. Ravich          44   Chief Executive Officer
Wesley J. Laseski       61   President
Richard L. Ennen        44   President of Only Deals, Inc.
Robert R. Langer        41   Chief Operating Officer - Only Deals
L. Jack Roth            49   Executive Vice President-Buying
James A. Patineau       43   Chief Financial Officer

    Norman J. Ravich, the Company's founder, has been Chairman of the Board and a Director of the Company since its incorporation in 1956. Mr. Ravich is engaged on a full-time basis as a buyer and seller of the Company's merchandise.

    Mark H. Ravich became Chief Executive Officer of the Company in September, 1990. Mr. Ravich has provided the Company with extensive financial and other consulting services since 1984 and has been a Director of the Company since 1979. For the past 15 years, he has been President and controlling shareholder of Tri-Star Development Corp. and Tri-Star Management, Inc., a real estate development company and property management company, respectively. Mr. Ravich is also a director of Odd's-N-End's, Inc. He is the son of Norman J. Ravich.

    Wesley J. Laseski became President of the Company in March, 1993. Since May, 1992, Mr. Laseski has been President and Chief Executive Officer of Wes Laseski and Associates, a consulting and investment firm. Prior thereto, Mr. Laseski was President, Chairman and Director of Spearhead Industries, Inc., a seasonal production marketing firm.

    Richard L. Ennen became President of Only Deals in October, 1996. Mr. Ennen joined the Company in September, 1996, as Executive Vice President and General Merchandising Manager. From 1992 to September, 1996, Mr. Ennen was Director of Retail Merchandising and Retail Operations for Holiday Companies, a large grocery, wholesale and gasoline company based in Bloomington, Minnesota. From 1983 to 1992, Mr. Ennen was employed by Rodman's Discount Food, Drug & Appliances, a Washington, D.C.-based six-store retail chain, where he served as Vice President/Operations since 1988. Mr. Ennen is also a director of Odd's-N-End's, Inc.

    Robert R. Langer became Chief Operating Officer of Only Deals in September, 1994. Mr. Langer joined Only Deals in February, 1992, as Vice President-Retail Operations. From June, 1989 to January, 1992, Mr. Langer was Director of the Retail Division for Lieberman Enterprises, a major music and video distributor. From

June, 1986 to May, 1989, Mr. Langer was Director-National Store Operations for The Musicland Group, Inc., a large entertainment and software retailer. Mr. Langer is also a director of Odd's-N-Ends, Inc.

    L. Jack Roth became Executive Vice President - Buying in April 1989. Mr. Roth has primary responsibility for purchasing food and health and beauty aids merchandise. From 1980 to 1989, he served as a Senior Buyer for Consolidated Stores, Inc., a Columbus, Ohio-based close-out retailer.

    James A. Patineau, CMA, CPA, became Chief Financial Officer in May, 1995. Mr. Patineau joined the Company in April 1993 as Corporate Controller. From October 1982 to March 1993, Mr. Patineau was employed by Our Own Hardware Company, a Burnsville, Minnesota-based hardware wholesaler, where he served as controller from March 1988.

                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Universal's common stock trades on The NASDAQ Stock Market under the symbol UNIV. The following table sets forth the quarterly high and low sale prices of the common stock for the periods indicated.

                                             High      Low

Year Ended December 31, 1995
  First Quarter.............................$ 3.50    $ 2.13
  Second Quarter............................$ 4.75    $ 2.63
  Third Quarter.............................$ 4.25    $ 3.50
  Fourth Quarter............................$ 5.50    $ 3.75

Year Ended December 31, 1996
  First Quarter ............................$ 5.25    $ 3.38
  Second Quarter............................$ 5.13    $ 4.38
  Third Quarter.............................$ 4.63    $ 2.63
  Fourth Quarter............................$ 2.88    $ 1.63

    As of March 24, 1997, there were 149 holders of record of the Company's common stock. The Company believes that there are more than 1300 beneficial owners in addition to the shareholders of record. The last reported sales price of the common stock on March 24, 1997, was $1.38. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

    Universal has not declared any cash dividends with respect to its common stock within the past 10 years. The Company presently intends to continue to retain any earnings in connection with its business. Currently, dividends are prohibited by the terms of the Company's revolving line of credit. Payment of dividends on its common stock in the future will be within the discretion of the Board of Directors and will depend upon, among other factors, earnings and the operating and financial condition of the Company, and any restrictions in future revolving credit agreements.

ITEM 6.  SELECTED FINANCIAL DATA

    The following data has been derived from the Company's Consolidated Financial Statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and notes.


                                       Year Ended December 31,
                         ---------------------------------------------
                           1996     1995      1994     1993     1992
                           ----     ----      ----     ----     ----

                             (In thousands, except per share data)

Statement of Operations
   Data:
Net sales............... $87,630  $76,970   $57,186   $53,447  $64,782
Gross margin............ $33,297  $28,444   $16,740   $13,677  $11,312

Net income (loss)....... $(4,301) $ 1,310   $(1,623)  $(3,266) $(3,398)

Net income (loss) per
    share:
     Primary...........  $  (.88) $   .26   $  (.33)  $  (.67)  $ (.71)
     Fully diluted.....  $  (.88) $   .25   $  (.33)  $  (.67)  $ (.71)

Weighted average common
    and common equivalent
    shares outstanding:
     Primary...........    4,893    5,082     4,893     4,893    4,819
     Fully diluted.....    4,893    5,202     4,893     4,893    4,819




                                          As Of December 31,
                          --------------------------------------------
                           1996    1995      1994      1993      1992
                           ----    ----      ----      ----      ----

                                       (In thousands)


Balance Sheet Data:
Working capital......... $ 8,704  $18,641   $14,519   $17,326   $20,422
Total assets............  42,873   35,509    27,346    26,922    35,644
Long term debt, less
    current maturities..   1,731    4,044        -        738       -
Total liabilities.......  26,385   14,224     7,867     5,820    11,275
Stockholders' equity....  16,488   20,789    19,479    21,102    24,369

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") is one of the nation's largest buyers and sellers of quality "close-out" merchandise at the wholesale level (see "Liquidity and Capital Resources" with respect to downsizing of wholesale operations). The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 51 retail stores offering close-out merchandise in 8 states in the Upper Midwest. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

    On December 28, 1994, the Company acquired for $953,000, a 40.5 percent interest in Odd's-N-End's, Inc., a Buffalo, New York-based close-out retailer with 23 retail stores. The Company's investment was under a court approved plan of reorganization of Odd's-N-End's, Inc. which emerged from bankruptcy on December 28, 1994. In early 1995, the Company assumed control over day to day operations of Odd's-N-End's. Accordingly, commencing in 1995, the Company is fully consolidating the results of Odd's-N-End's with those of the Company with elimination of intercompany transactions, including those under a supply agreement between the Company and Odd's-N-End's. The Company did not record its proportionate share of Odd's-N-End's results for 1994 since its investment occurred on December 28, 1994. The 1994 financial statements include $6.1 million of sales to Odd's-N-End's under a supply agreement.

FORWARD LOOKING INFORMATION

    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain new financing, the Company's ability to execute its business plan, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                    Year Ended December 31,
                                    -----------------------
                                    1996     1995      1994
                                    ----     ----      ----


Net sales......................... 100.0%   100.0%    100.0%
Cost of goods sold................  62.0     63.0      70.7
                                   ------   ------    ------
Gross margin......................  38.0     37.0      29.3
Selling, general & administrative
    expenses......................  41.5     35.3      31.7
                                   ------   ------    ------

Operating income (loss)...........  (3.5%)    1.7%     (2.4%)
                                   ------   ------    ------
                                   ------   ------    ------

Net income (loss).................  (4.9%)    1.7%     (2.8%)
                                   ------   ------    ------
                                   ------   ------    ------

1996 COMPARED TO 1995

NET SALES

    Overall net sales for the Company in 1996 increased to $87.6 million, a 13.8% increase from net sales of $77.0 million for 1995. Net sales for 1996 in the wholesale business decreased $2.6 million to $26.7 million, a 9.0% decrease from 1995, due primarily to continuing weakness in the retail sales of the Company's wholesale customer base and credit problems of certain customers which prevented shipments to such customers.

    Net sales for 1996 by Only Deals increased to $37.4 million, a 55.1% increase from 1995. This increase was primarily due to the addition of nine new stores in the second half of 1995 and the addition of 21 new stores during 1996. At December 31, 1996, the Company had 51 Only Deals retail stores in operation (including one store reserved for closing) compared to 31 (including two stores reserved for closing) at December 31, 1995. One Only Deals store was closed in January 1996 and one was closed in February 1997. Net sales for 1996 by Odd's-N-End's decreased to $22.4 million, a 4.6% decrease from 1995, due to the closing of one store in early 1996 in addition to a slight decline in comparable store sales. At December 31, 1996, Odd's-N-End's had 22 retail stores in operation. Net sales for Universal Asset-Based Services, Inc. ("Asset-Based Services"), a 95%-owned subsidiary providing inventory valuation and liquidation services, were $1.1 million for 1996.

GROSS MARGINS

    Gross margins for 1996 increased to $33.3 million, a 17.1% increase over gross margins of $28.4 million for 1995. Gross margins for 1996 in the wholesale business were 22.5% of wholesale net sales, versus 23.4% in 1995. The decrease in wholesale gross margins as a percent of net sales is primarily due to reduced margins realized due to product mix and lower, more aggressive, pricing.

    Gross margins for 1996 for Only Deals were 43.9% of net sales compared to 44.5% of net sales for 1995. Gross margins for 1996 for Odd's-N-End's were 43.5% of net sales compared to 45.1% of net sales for 1995, excluding the impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation. Retail gross margins decreased due primarily to higher than planned markdowns of seasonal merchandise in the first quarter of 1996 and increased promotional pricing during the fourth quarter of 1996.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $36.4 million or 41.5% of net sales in 1996 compared to $27.2 million or 35.3% of net sales in 1995. This increase primarily resulted from the significant increase in retail operations, which incur higher operating costs than wholesale operations. Selling, general and administrative expenses increased in the wholesale business to 27.1% of net sales compared to 25.2% of net sales in 1995. The increase in these expenses as a percent of sales in the wholesale business was primarily due to the decline in wholesale sales, since most of the wholesale operating costs are relatively fixed.

    Selling, general and administrative expenses for Only Deals increased by $8.9 million in 1996 due primarily to the addition of nine and 21 retail stores during 1995 and 1996, respectively. These expenses increased as a percent of net sales from 44.6% in 1995 to 52.5% in 1996 due to pre-opening expenses incurred by the 21 new stores opened during 1996 in addition to increased infrastructure costs incurred to support the growth in the retail business. The Company charges to expense as incurred all costs associated with the opening of new stores, except for purchases of equipment and the costs of leasehold improvements which are capitalized.

    Selling, general and administrative expenses for Odd's-N-End's decreased $447,000 from 39.0% of net sales in 1995 to 38.9% of net sales in 1996. The decrease in these expenses resulted from the elimination of certain corporate overhead costs associated with the Buffalo, New York office and warehouse, which was sold during the third quarter of 1996 for a nominal gain. These expenses are lower for Odd's-N-End's as a percent of net sales compared to Only Deals due to the elimination of the warehousing and transportation functions at Odd's-N-End's, since those functions are provided by the Company. Selling, general and administrative expenses for Asset-Based Services were $765,000 for 1996.

INTEREST EXPENSE

    Interest expense increased to $1,276,000 in 1996 compared to $667,000 in 1995 due to an increase in borrowings under the revolving credit facility to support the Only Deals expansion and to fund Odd's-N-End's working capital needs.

EQUITY IN NET LOSS OF JOINT VENTURE

    During 1996, Asset-Based Services entered into an agreement whereby it became a 50% parter in a joint venture (the "Joint Venture") formed for the purpose of liquidating the inventories from 110 stores of an unaffiliated retail chain. The Company recorded $450,000 of equity in net loss of the Joint Venture, its proportionate share of the Joint Venture's net loss through December 31, 1996. Management believes that the equity in net income (loss) of the Joint Venture will not be significant in 1997.

INCOME TAXES

    The Company is in a net operating loss carryforward position with no remaining carryback available.

NET LOSS

    The Company incurred a net loss of $4.3 million in 1996 compared to net income of $1.3 million in 1995. The net loss in 1996 was primarily due to costs incurred to build the infrastructure necessary to implement the significant increase in retail stores, costs incurred to open 21 new Only Deals stores in 1996, lower than planned retail sales and gross margins, a highly promotional retail environment, lower wholesale net sales, and equity in the net loss of the Joint Venture.

OTHER

    While an increase in competition has impacted the Company's business, the effects of this competition are minor compared to weakness in the retail environment and overall consumer demand. Additionally, although the close-out industry is growing as consumers become more value conscious, the industry is becoming more competitive, thus making sales growth harder to achieve. As more companies enter the wholesale close-out industry, the Company expects that there will be increased competition to both buy and sell goods.

1995 COMPARED TO 1994

    NET SALES

    Overall net sales for the Company in 1995 increased to $77.0 million, a 34.6% increase from net sales of $57.2 million for 1994. Net sales for 1995 in the wholesale business decreased $5.5 million to $29.3 million, a 15.9% decrease from 1994, due primarily to sales to Odd's-N-End's which were eliminated in consolidation in 1995. Sales to Odd's-N-End's reflected as wholesale sales in 1994 totaled $6.1 million. Accordingly, excluding the effect of sales to Odd's-N-End's in 1994, the Company realized approximately a $600,000 increase in wholesale sales in 1995.

    Net sales for 1995 by Only Deals increased to $24.1 million, an 8.0% increase from 1994. This increase was primarily due to the addition of nine new stores in the second half of 1995 and because two stores were open the entire year of 1995 versus a partial year in 1994, offset by a decrease resulting from closing six stores in early 1995. Net sales for 1995, therefore, increased primarily due to the full consolidation of net sales of Odd's-N-End's of $23.5 million. At December 31, 1995, the Company had 31 Only Deals retail stores in operation (including two stores reserved for closing) compared to 28 (including eight stores reserved for closing) at December 31, 1994. At December 31, 1995, Odd's-N-End's had 23 retail stores in operation. One Only Deals store and one Odd's-N-End's store were closed in January 1996.

GROSS MARGINS

    Gross margins for 1995 increased to $28.4 million, a 69.9% increase over gross margins of $16.7 million for 1994. Gross margins for 1995 in the wholesale business were 23.4% of wholesale net sales, versus 18.9% in 1994. The increase in wholesale gross margins as a percentage of net sales is primarily due to maintaining targeted selling price levels, the improvement in the overall quality of the Company's inventory, and a broader selection of higher margin merchandise. Gross margins for 1995 for Only Deals were 44.5% of net sales compared to 45.5% of net sales for 1994. Gross margins for 1995 for Odd's-N-End's were 45.1% of net sales, excluding the impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $27.2 million or 35.3% of net sales in 1995 compared to $18.1 million or 31.7% of net sales in 1994. Selling, general and administrative expenses increased by $496,000 in the wholesale business to 25.2% of net sales compared to 19.8% of net sales in 1994. The increase in these expenses in the wholesale business was primarily the result of increased costs relating to supplying merchandise to Odd's-N-End's for the full year in 1995 versus only a partial year in 1994. Selling, general and administrative expenses decreased by $506,000 for Only Deals in 1995 to 44.6% of net sales compared to 50.4% of net sales in 1994. This decrease was primarily due to reduced costs related to closing six stores in early 1995 and the reduction in the provision for losses on store closings from $834,000 in 1994 to zero in 1995 offset by increased costs related to opening nine stores in the second half of 1995.

    Selling, general and administrative expenses in 1995, therefore, increased primarily due to the consolidation of selling, general and administrative expenses in the Odd's-N-End's subsidiary of $9.2 million or 39.0% of net sales. Selling, general and administrative expenses are lower in the Odd's-N-End's subsidiary as a percentage of net sales compared to Only Deals due to the elimination of the warehousing and transportation functions at Odd's-N-End's because those functions are provided by the Company.

INTEREST EXPENSE

    Interest expense increased to $667,000 in 1995 compared to $244,000 in 1994 due primarily to higher borrowing levels of the Company to support increasing business as well as to fund advances to Odd's-N-End's. In addition, interest expense in 1995 includes $243,000 from Odd's-N-End's bank notes payable.

INCOME TAXES

    The Company utilized net operating loss carryforwards in 1995 to reduce the provision for income taxes. The $30,000 provision recorded in 1995 represents alternative minimum taxes due for federal and state tax purposes. The Company is in a net operating loss carryforward position with no remaining carryback available.

NET INCOME (LOSS)

    The Company generated net income of $1.3 million in 1995 versus a net loss of $1.6 million during 1994. The improved results of operations in 1995 are primarily due to improved wholesale margins, additional sales from nine new Only Deals store openings and improved comparable store sales.

LIQUIDITY AND CAPITAL RESOURCES

    During 1995, the Company entered into a borrowing arrangement whereby a financial institution agreed to lend the Company up to $16 million under a revolving credit agreement originally expiring in January 1998. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory. The amount available at December 31, 1996, based on the borrowing base, was $11,665,000, of which there were outstanding borrowings of $7,791,000 and outstanding letters of credit of $60,000. The line of credit agreement and related documents restrict the Company from declaring cash dividends, require maintenance of a minimum net worth amount, limit the amount of advances to Odd's-N-End's and limit the amount of annual capital expenditures. During 1996, the lender waived certain technical defaults under the agreement, and the expiration date of the agreement was amended to March 31, 1997.

    Subsequent to December 31, 1996, the Company was in technical default on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12.5 million and increased the interest rate on the outstanding borrowings from prime plus 1.5% (the prime rate at December 31, 1996 was 8.25%) to prime plus 3.5%. The loan agreement is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line to $11 million as of April 30, 1997 and $10 million as of May 31, 1997. The outstanding borrowings on the line totaled $10,400,000 as of March 31, 1997.

    The Company is currently in the process of negotiating financing with a number of new potential lenders to replace its current credit line and to refinance the Odd's-N-End's bank notes payable, which currently include balloon payments of $1,275,000 on January 2, 1998. Management believes that a new credit facility will be obtained in the near future. The above described conditions, as well as the Company's operating results for 1996, raise substantial doubt about the Company's ability to continue as a going concern. The Company is also in the process of substantially reducing the wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of the reduction of the credit line and to focus more Company resources on retail operations. Management believes that a significant reduction in inventories together with a new credit facility will be sufficient to satisfy the Company's planned operating requirements through December 31, 1997. However, there can be no assurance that the Company will obtain replacement financing or, if available, that the amount obtained will be equal to the present line of credit or that the terms will be satisfactory.

    At December 31, 1996, the Company had working capital of $8.7 million compared to $18.6 million at December 31, 1995. This decrease is primarily due to classification of $7.8 million of borrowings under the revolving credit agreement as a current liability at December 31, 1996 that was reflected as a long-term liability at December 31, 1995.

    Net cash used by operating activities was $1.7 million for the year ended December 31, 1996 versus net cash used by operating activities of $1.4 million for the year ended December 31, 1995. Inventories increased $4.4 million in 1996, net of shrink and obsolescence, and accounts payable increased $5.8 million. Inventories increased $3.5 million in 1995, net of shrink and obsolescence, and accounts payable increased approximately $900,000. Inventories increased $1.2 million in 1995 in the Odd's-N-End's retail locations to a more historically normal level. In addition, Only Deals inventories increased to support the increased retail space in 1995 and 1996, and wholesale inventories increased to support the increased needs of Only Deals and Odd's-N-End's. Accounts payable increased due to substantially increased operations and increased inventory levels in 1996.

    Net cash used by investing activities of $3.6 million in 1996 was primarily related to opening 21 new Only Deals stores. Net cash used by investing activities of $3.0 million in 1995 was primarily related to opening nine new Only Deals stores and partially remodeling a majority of the 22 Odd's-N-End's stores.

    The $1.7 million used by operating activities, the $3.6 million for additions to equipment and improvements, primarily for expansion of the Only Deals chain, and the $0.5 million payments of long-term debt were funded by a $5.5 million increase in borrowings under the revolving credit agreement during 1996.

    The Company has an agreement which, as amended, provides for advances of up to $5.0 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $3,602,000 under this agreement as of December 31, 1996.

    In March 1997, the Company entered into a purchase agreement to acquire the leases and inventory of approximately 90 retail stores and a warehouse from Perry Brothers, Inc., of Lufkin, Texas. The purchase agreement is contingent upon further due diligence and the Company obtaining both equity and debt financing to complete the transaction.

    To complete the Perry Brothers acquisition, the Company will need an investor who will purchase a significant equity position in the Company. If the Company issues equity securities to such an investor, existing shareholders will experience dilution.

    The Company does not intend to open any new Only Deals stores in 1997. The Company expects to focus its attention on obtaining new financing, managing the substantial growth in new Only Deals stores from 1996, and pursuing the potential acquisition of Perry Brothers. The Company does not expect to have any significant capital expenditures in 1997.

EFFECTS OF INFLATION

    In the Company's business of buying and selling close-out merchandise, each purchase is individually negotiated based upon the price at which the Company feels the product can be resold.

Therefore, since inflation generally will affect overall price levels similarly in the types of merchandise the Company purchases, the impact of inflation is not expected to have a significant impact on the Company's overall buying or selling opportunities.

NEW ACCOUNTING STANDARD

    The Company plans to adopt the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The Company does not believe that the adoption of this new accounting standard will have a significant impact on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company are included under this item:

                                                         Page
                                                         ----

    Report of Independent Accountants...................   21

    Consolidated Balance Sheets, December 31, 1996
    and 1995............................................   22

    Consolidated Statements of Operations for the Years
    Ended December 31, 1996, 1995 and 1994..............   23

    Consolidated Statements of Stockholders' Equity for
    the Years Ended December 31, 1996, 1995 and 1994....   24

    Consolidated Statements of Cash Flows for the Years
    Ended December 31, 1996, 1995 and 1994..............   25

    Notes to Consolidated Financial Statements..........   26

    Report of Independent Accountants on Consolidated
    Financial Statement Schedule........................   42

    Consolidated Financial Statement Schedule...........   43

                          REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors
   and Stockholders

Universal International, Inc.:

         We have audited the accompanying consolidated balance sheets of Universal International, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal International, Inc. as of December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

         The accompanying consolidated financial statements have been prepared assuming that Universal International, Inc. will continue as a going concern.
As more fully described in Note 2, the Company is in default of several provisions of its revolving credit agreement and has not obtained new financing to replace this revolving credit agreement. In addition, the Company incurred a consolidated net loss of $4.3 million in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                  COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 15, 1997

                            UNIVERSAL INTERNATIONAL, INC.

               CONSOLIDATED BALANCE SHEETS, December 31, 1996 and 1995
                         (In thousands, except per share data)
                                        ------

         ASSETS                            1996          1995
                                           ----          ----

Current assets:
  Cash                                  $   521       $   811
  Accounts receivable, less allowance
      for doubtful accounts of $200
      for 1996 and 1995                   3,707         3,432
  Inventories                            26,458        22,081
  Other current assets                    1,313         1,472
  Deferred income taxes                     666           499
                                        -------       -------
      Total current assets               32,665        28,295

Equipment and improvements, net          10,056         7,042
Other assets, net                           152           172
                                        -------       -------
       Total assets                     $42,873       $35,509
                                        -------       -------
                                        -------       -------

  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                           $ 7,791       $    -
  Current portion of long-term debt         556           421
  Accounts payable                       12,606         6,822
  Accrued expenses                        3,008         2,411
                                        -------       -------
        Total current liabilities        23,961         9,654

Deferred income taxes                       693           526
Borrowings under revolving credit
  agreement                                  -          2,323
Long-term debt, less current portion      1,731         1,721
                                        -------       -------

        Total liabilities                26,385        14,224
                                        -------       -------

Commitments and contingencies

Non-controlling interest in subsidiary       -            496

Stockholders' equity:
  Common stock, $.05 par value, 75,000
     and 10,000 shares authorized for
     1996 and 1995; 4,893 shares issued
     and outstanding for 1996 and 1995      245           245
  Additional paid-in capital             22,917        22,917
  Accumulated deficit                    (6,674)       (2,373)
                                        -------       -------

      Total stockholders' equity         16,488        20,789
                                        -------       -------

        Total liabilities and stock-
              holders' equity           $42,873       $35,509
                                        -------       -------
                                        -------       -------

                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                            UNIVERSAL INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                for the years ended December 31, 1996, 1995 and 1994
                        (In thousands, except per share data)
                                        ------


                                   1996       1995      1994
                                   ----       ----      ----

Net sales                        $87,630    $76,970   $57,186
Cost of goods sold                54,333     48,526    40,446
                                 -------    -------   -------
        Gross margin              33,297     28,444    16,740

Selling, general and admini-
  strative expenses               36,363     27,154    18,150
                                 -------    -------   -------
        Operating income (loss)   (3,066)     1,290    (1,410)

Other income (expense):
  Interest expense, net           (1,276)      (667)     (244)
  Other income (expense)              (5)        60        31
                                 -------    -------   -------
                                  (1,281)      (607)     (213)
                                 -------    -------   -------
Income (loss) before
  non-controlling interest
  and income taxes                (4,347)       683    (1,623)

Non-controlling interest in
  subsidiary's net loss              496        657        -
                                 -------    -------   -------

Income (loss) before
  income taxes                    (3,851)     1,340    (1,623)

Income tax expense                    -          30        -
Equity in net loss of
  joint venture                     (450)         -        -
                                 -------    -------   -------

Net income (loss)                $(4,301)   $ 1,310   $(1,623)
                                 -------    -------   -------
                                 -------    -------   -------

Net income (loss) per common
  and common equivalent share:
    Primary                      $  (.88)   $   .26   $  (.33)
                                 -------    -------   -------
                                 -------    -------   -------
    Fully diluted                $  (.88)   $   .25   $  (.33)
                                 -------    -------   -------
                                 -------    -------   -------

Weighted average common and
  common equivalent shares
  outstanding:
    Primary                        4,893      5,082     4,893
                                 -------    -------   -------
                                 -------    -------   -------
    Fully diluted                  4,893      5,202     4,893
                                 -------    -------   -------
                                 -------    -------   -------


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                            UNIVERSAL INTERNATIONAL, INC.

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    (In Thousands)
                                        ------


                                          Common Stock
                                  ---------------------------
                                                    Additional   Accumu-       Total
                                            Par       Paid-In    lated     Stockholders'
                                  Shares    Value     Capital    Deficit       Equity
                                  ------    -----     -------    -------   ------------
Balances, December 31, 1993        4,893     $245     $22,917     $(2,060)    $21,102

Net loss                                                           (1,623)     (1,623)
                                   -----     ----     -------     -------     -------
Balances, December 31, 1994        4,893      245      22,917      (3,683)     19,479

Net income                                                          1,310       1,310
                                   -----     ----     -------     -------     -------
Balances, December 31, 1995        4,893      245      22,917      (2,373)     20,789

Net loss                                                           (4,301)     (4,301)
                                   -----     ----     -------     -------     -------
Balances, December 31, 1996        4,893     $245     $22,917     $(6,674)    $16,488
                                   -----     ----     -------     -------     -------
                                   -----     ----     -------     -------     -------



                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                            UNIVERSAL INTERNATIONAL, INC.

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                 for the years ended December 31, 1996, 1995 and 1994
                                    (In Thousands)
                                           ------

                                            1996         1995         1994
                                            ----         ----         ----
Cash flows from operating activities:
  Net income (loss)                       $(4,301)     $ 1,310      $(1,623)
  Adjustments to reconcile net income
      (loss) to net cash provided by
      (used by) operating activities:
    Depreciation and amortization           1,185          713          692
    Provision for losses on accounts
      receivable                              204          168          349
    Provision for inventory obsolescence
      and shrinkage                         1,506          950          379
    Provision for losses on
      store closings                            -            -          834
    Non-controlling interest in
      subsidiary's net loss                  (496)        (657)           -
    Changes in operating assets and
        liabilities:
      Accounts receivable                    (479)          14          688
      Inventories                          (5,903)      (4,488)      (1,786)
      Income taxes receivable                   -            -        1,065
      Other current assets                    159         (387)         133
      Accounts payable                      5,784          926        2,334
      Store closing allowances                  -         (207)        (256)
      Accrued expenses                        671          270          116
                                          -------      -------      -------
        Net cash (used by) provided by
         operating activities              (1,670)      (1,388)       2,925
                                          -------      -------      -------

Cash flows from investing activities:
  Investment in affiliate                       -            -         (953)
  Additions to equipment and
    improvements                           (3,603)      (3,008)        (297)
                                          -------      -------      -------
        Net cash used by investing
          activities                       (3,603)      (3,008)      (1,250)
                                          -------      -------      -------

Cash flows from financing activities:
  Proceeds from borrowings under
      revolving credit agreements          89,548       63,363       53,222
  Payments on borrowings under
      revolving credit agreements         (84,080)     (61,040)     (53,960)
  Payments of long-term debt                 (485)        (107)           -
                                          -------      -------      -------
       Net cash provided by (used by)
         financing activities               4,983        2,216         (738)
                                          -------      -------      -------

Net (decrease) increase in cash              (290)      (2,180)         937

Cash, beginning of year                       811        2,991          284
                                          -------      -------      -------

Cash, end of year                         $   521      $   811      $ 1,221
                                          -------      -------      -------
                                          -------      -------      -------


                     The accompanying notes are an integral part
                      of the consolidated financial statements.

                            UNIVERSAL INTERNATIONAL, INC.

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (In Thousands)
                                        _____

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES:

    BUSINESS DESCRIPTION:

    Universal International, Inc. (the Company) acquires close-out merchandise from company overstocks, business liquidations and other sources and sells this merchandise through its wholesale and retail operations.

    The Company's wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), operates 51 variety close-out retail stores in eight states in the upper Midwest as of December 31, 1996. These stores are located in strip shopping centers and enclosed shopping malls. The stores offer close-out consumer products.

    In December 1994, the Company made a 40.5% equity investment in one of its customers, Odd's-N-End's, Inc. ("Odd's-N-End's"), which operates 22 variety close-out retail stores in New York state. In early 1995, the Company assumed control over the day-to-day operations of Odd's-N-End's.

    In March 1996, the Company formed a 95%-owned subsidiary, Universal Asset-Based Services, Inc. ("Asset-Based Services"), which provides inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers.

    SIGNIFICANT ACCOUNTING POLICIES:

    REVENUE RECOGNITION:

    The Company recognizes revenue for its wholesale operations upon shipment of merchandise to customers and for its retail operations upon sale of merchandise.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as, commencing in 1995, the full consolidation of the accounts of Odd's-N-End's. All significant intercompany accounts and transactions have been eliminated in consolidation, including the elimination of unrealized intercompany profits on sales to the equity method joint venture (see Note 4).


                                      Continued
                                          26

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES, continued:

    SIGNIFICANT ACCOUNTING POLICIES, continued:

    STORE PRE-OPENING COSTS:

    Purchases of equipment and the costs of leasehold improvements are capitalized. All other costs associated with the opening of new stores are charged to expense as incurred.

    INVENTORIES:

    Inventories, consisting of finished goods merchandise held for sale, are stated at the lower of cost or market, with cost determined on a first-in, first-out basis. The retail inventory method is utilized by the retail operations.

    INVESTMENT IN ODD'S-N-END'S:

    The investment in Odd's-N-End's was accounted for using the equity method in 1994. Under the equity method, the original investment was recorded at cost. The Company did not record its proportionate share of Odd's-N-End's results for 1994 as its equity investment took place on December 28, 1994. Due to the change in control over the day-to-day operations of Odd's-N-End's in early 1995, the Company began full consolidation of Odd's-N-End's effective January 1, 1995.

    FRESH-START REPORTING:

    As of December 28, 1994, the date of confirmation of Odd's-N-End's Plan of Reorganization, Odd's-N-End's implemented the accounting recommended for entities emerging from Chapter 11 Reorganization ("Fresh-Start Reporting").

    EQUIPMENT AND IMPROVEMENTS:

    Equipment and improvements are recorded at cost, except that property and equipment of Odd's-N-End's was recorded at its estimated fair value at December 31, 1994. Maintenance and repairs are charged to expense as incurred. Renewals and betterments are capitalized. The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts and the resulting gain or loss is included in the results of operations.


                                      Continued
                                          27

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES, continued:

    SIGNIFICANT ACCOUNTING POLICIES, continued:

    EQUIPMENT AND IMPROVEMENTS, continued:

    Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives or related lease terms of the assets.

    ADVERTISING COSTS:

    Advertising costs are expensed as incurred. Advertising expense, including costs incurred by Odd's-N-End's, totaled $2,361, $1,583, and $1,675 for the years ended December 31, 1996, 1995 and 1994, respectively.

    INCOME TAXES:

    The Company accounts for income taxes using the liability method. Deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year end. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

    NET INCOME (LOSS) PER COMMON SHARE:

    Net income (loss) per common share is computed by dividing net income
    (loss) for the period by the weighted average number of common and common equivalent shares outstanding during each period.

    Common equivalent shares are excluded from the computation in 1996 and 1994 as their effect would be anti-dilutive.

    USE OF ESTIMATES:

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of


                                      Continued
                                          28

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES, continued:

    USE OF ESTIMATES, continued:

    the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowances for obsolete inventories, uncollectible accounts receivable and shrink reserves, as well as the assessment of impairment related to long-lived assets.

2.  GOING CONCERN:

    The Company's viability as a going concern is dependent upon obtaining new financing to replace its existing revolving credit agreement, the restructuring of the Company's asset base and ultimately, a return to profitability.

    See Note 6 for further information regarding the Company's current revolving credit agreement, including the default on several provisions of the amended loan agreement subsequent to December 31, 1996 and the acceleration of the expiration date of the agreement to March 31, 1997. The loan agreement is continuing, subject to monthly renewals, and the Company is currently negotiating with a number of potential lenders in an effort to obtain new financing to replace this credit line, as well as to refinance the Odd's-N-End's bank notes payable, which include balloon payments of $1,275 due on January 2, 1998.

    The Company is also in the process of substantially reducing wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of further reductions in the credit line, as discussed in Note 6, and to focus more Company resources on retail operations. Management's plans to return operations to profitability include reduction of retail store operating costs, elimination of store pre-opening cost due to no planned store openings in 1997, improvement of retail gross margins, and elimination of certain corporate overhead costs, including the consolidation of warehouse operations into one facility by December 31, 1997.


                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

2.  GOING CONCERN, continued:

    There can be no assurance that the Company will be able to obtain new financing on terms acceptable to the Company or that management's restructuring plans and the plans to return operations to profitability will be successful. Under current circumstances, the Company's ability to continue as a going concern depends on the success of obtaining new financing and the reduction of inventories to satisfy the Company's liquidity requirements and, ultimately, a return to profitability. The Company believes that a new credit facility will be obtained in the near future and is currently evaluating one proposal and awaiting proposals from several other potential lenders. However, there can be no assurance that the Company will obtain replacement financing or, if available, that the amount obtained will be equal to the present line of credit or that the terms will be satisfactory.

3.  INVESTMENT IN ODD'S-N-END'S:

    On December 28, 1994, the Company acquired, for $953, a 40.5 percent interest in the common stock of Odd's-N-End's, Inc., a Buffalo, New York-based close-out retailer with 23 retail stores. The Company's investment was under a court approved plan of reorganization of Odd's-N-End's which emerged from bankruptcy on December 28, 1994. Sales to Odd's-N-End's accounted for approximately 17% of wholesale net sales (10.6% of total net sales) (see Note 12) during 1994 under a cost plus based supply agreement entered into in 1994.

    In early 1995, the Company assumed control over day-to-day operations of Odd's-N-End's. Accordingly, commencing in 1995, the Company began fully consolidating the results of Odd's-N-End's with those of the Company.

    Summarized total financial information for Odd's-N-End's is as follows for the 11-month period ended December 31, 1994:

           Net sales              $23,362
           Gross margin             7,590
           Net loss                (4,302)

    In addition, the Company has entered into an agreement, as amended, to advance up to $5,000 to Odd's-N-End's, collateralized by a secondary interest in substantially all assets of Odd's-N-End's, with interest payable at prime plus 2.5%.


                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

3.  INVESTMENT IN ODD'S-N-END'S:

    During 1996, the non-controlling interest in Odd's-N-End's was reduced to $0 due to losses incurred by Odd's-N-End's. As a result, during 1996, the Company began recording the entire amount of Odd's-N-End's net loss, and such excess losses totaled $545.

 4. EQUITY IN NET LOSS OF JOINT VENTURE:

    In November 1996, Asset-Based Services entered into an agreement whereby it became a 50% partner in The All For A Dollar Joint Venture ("The Joint Venture") formed for the purpose of liquidating the inventories from 110 stores of an unaffiliated retail chain. The Company recorded $450 of equity in net loss of the Joint Venture, its proportionate share of the Joint Venture's net loss through December 31, 1996. Management believes that the equity in net income (loss) of the Joint Venture will not be significant in 1997.

    Following is the summarized unaudited financial information relating to the Joint Venture as of and for the period ended December 31, 1996:

    Earnings Data:
      Net sales                                  $5,972
      Gross margin                                2,889
      Net loss                                     (900)

    Balance Sheet Data:
      Current assets                              2,093
      Current liabilities                         1,756

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

5.  OTHER FINANCIAL STATEMENT DATA:

    The following provides additional disclosures for selected consolidated balance sheet accounts:

                                                               December 31
                                                          --------------------
                                                            1996         1995
                                                            ----         ----
    Equipment and improvements:
      Fixtures and equipment                              $ 8,179      $ 6,129
      Leasehold improvements                                5,311        3,229
                                                          -------      -------
                                                           13,490        9,358
      Less accumulated depreciation
          and amortization                                  3,434        2,316
                                                          -------      -------
                                                          $10,056      $ 7,042
                                                          -------      -------
                                                          -------      -------


                                                               December 31
                                                          --------------------
                                                            1996         1995
                                                            ----         ----
    Accrued expenses:
      Accrued payroll                                     $   896      $   807
      Unremitted sales tax                                    598          607
      Other                                                 1,514          997
                                                          -------      -------
                                                          $ 3,008      $ 2,411
                                                          -------      -------
                                                          -------      -------


    The following provides supplemental disclosures of consolidated cash flow information:

                                                    Year Ended December 31
                                               -------------------------------
                                               1996          1995         1994
                                               ----          ----         ----

    Cash paid during the year
        for:
      Interest                                $1,279         $649         $244
      Income taxes                                20           13           13

    Noncash disclosures:
      Disposal of inventories,
        equipment and improvements
        related to store closings             $   74         $818         $343
      Capital leases for equipment               630          102           -


                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

6.  DEBT:

    REVOLVING CREDIT AGREEMENT:

    During 1995, the Company entered into a borrowing arrangement whereby a financial institution agreed to lend the Company up to $16,000 under a revolving credit agreement originally expiring in January 1998, collateralized by inventories, accounts receivable, and equipment and improvements of the Company. The line of credit agreement and related documents contain restrictions which provide for maintenance of a minimum net worth amount, prohibit the Company from declaring cash dividends, limit the amount of advances to Odd's-N-End's, Inc., and limit the amount of annual capital expenditures. During 1996, the lender waived violations of certain provisions of the agreement, and the expiration date of the agreement was amended to March 31, 1997. Accordingly, borrowings under the revolving credit agreement have been reflected as a current liability as of December 31, 1996.

    The available line is based on a percentage of the Company's qualifying inventories and accounts receivable less outstanding letters of credit. The amount available, at December 31, 1996, under the borrowing base formula was $11,665, of which there were outstanding borrowings of $7,791 and outstanding letters of credit of $60. Borrowings under the revolving credit agreement bear interest at prime plus 1.5% (the prime rate at December 31, 1996, was 8.25% and at December 31, 1995, was 8.5%). The Company is also obligated to pay a commitment fee to the bank of .25% on the difference between the total available line of credit and the average daily principal amount including letters of credit outstanding.

    Subsequent to December 31, 1996, the Company defaulted on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12.5 million and increased the interest rate on outstanding borrowings to prime plus 3.5%. The loan agreement is continuing subject to monthly renewals; however, the lender has indicated its intent to further reduce the credit line to $11,000 as of April 30, 1997, and $10,000 as of May 31, 1997. The outstanding borrowings on the line totaled $10,400 as of March 31, 1997. The Company is currently negotiating with a number of new potential lenders in an effort to obtain financing to replace its current credit line.


                                      Continued
                                          33

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

6.  DEBT, continued:

    LONG-TERM DEBT:

    Long-term debt consists of the following at December 31, 1996 and 1995:

                                                               December 31,
                                                            -----------------
                                                            1996         1995
                                                            ----         ----
    Note payable - bank, due January 2, 1998,
      no principal payments required until
      maturity date, interest payable monthly
      at prime plus 2.5% during 1995 (11% at
      December 31, 1995), prime plus 3.25%
      during 1996 (11.5% at December 31, 1996),
      and prime plus 4% during 1997                        $  566       $  566

    Note payable - bank ("Second Note") due
      January 2, 1998, payable in monthly
      installments of $3.4 plus interest at
      prime plus 2.5% during 1995, prime plus
      3.25% during 1996, and prime plus 4%
      during 1997                                           1,096        1,484

    Capital lease obligations payable in
      various monthly installments through
      August 2000, including interest at
      5.0% to 11.1%                                           625           92
                                                           ------       ------
                                                            2,287        2,142
         Less current maturities                              556          421
                                                           ------       ------
                                                           $1,731       $1,721
                                                           ------       ------
                                                           ------       ------

    The bank notes are obligations of Odd's-N-End's and are collateralized by all of the assets of Odd's-N-End's and provide, among other things, that a specific ratio of inventory at retail value to the loan balance must be maintained. The Second Note provides for a balloon payment of $350, which was paid January 2, 1997, and a final payment of $709, which is due January 2, 1998.

    Future maturities of long-term debt are as follows:

         Year Ending December 31:
              1997                          $  556
              1998                           1,448
              1999                             131
              2000                             152
                                             -----
                                            $2,287
                                             -----
                                             -----


                                      Continued
                                          34

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

6.  DEBT, continued:

    Future minimum lease payments under capital lease obligations are as follows:

         Year Ending December 31:
              1997                          $   226
              1998                              208
              1999                              155
              2000                              161
                                             ------
                                                750
         Less interest                          125
                                             ------
         Present value of net minimum
           lease payments                   $   625
                                             ------
                                             ------

7.  INCOME TAXES:

    At December 31, 1996, the Company has federal net operating loss carryforwards of approximately $4,200 and apportioned state net operating loss carryforwards of approximately $4,000, available to offset against future taxable income. These carryforwards begin to expire in 2007. At December 31, 1996, Odd's-N-End's has federal net operating loss carry forwards of approximately $9,900 and state net operating loss carryforwards of approximately $13,000. These carryforwards begin to expire in 2008.
    The Odd's-N-End's loss carry-forwards are not available to be offset against future tax obligations of Universal, since Odd's-N-End's and Universal file separate tax returns. A significant portion of Odd's-N-End's carryforwards relate to pre-reorganization losses and, as such, are available to reduce future income taxes payable, but will be credited to additional paid-in capital rather than reducing future income tax expense if utilized in the future.

    The Company utilized approximately $900 of net operating loss carry forwards in 1995, resulting in a variance between the effective tax rate and the statutory tax rate. The provision recorded in 1995 represents alternative minimum taxes due for federal and state tax purposes.

    Temporary differences reflected in the Company's balance sheets for December 31, 1996 and 1995, consisted of:

                                                       1996           1995
                                                       ----           ----
    Inventories                                     $   508         $  490
    AMT credit carryover                                152            152
    NOL carryover                                     1,829            718
    Other                                               375            228
    Depreciation                                       (693)          (526)
    Deferred tax valuation allowance                 (2,198)        (1,089)
                                                     ------         ------

           Net deferred taxes                       $   (27)       $   (27)
                                                     ------         ------
                                                     ------         ------


                                      Continued
                                          35

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

7.  INCOME TAXES, continued:

    Odd's-N-End's deferred tax assets, primarily net operating loss carryforwards, are offset entirely by a deferred tax valuation allowance.

8.  COMMITMENTS:

    OPERATING LEASES:

    The Company is committed under long-term operating leases for the rental of its office and warehouse facilities and retail store locations. The main facility lease expires on July 31, 2000 and contains a right of first refusal to purchase the facility.

    The terms for the retail store leases range from one to ten years with the leases structured so that the Company generally can extend, at its option, its retail store leases to a total of ten years. The Company is also required to pay additional rent for some of the retail store locations based on a percentage of sales and, in most cases, real estate taxes and other expenses. Additional rent incurred was not significant in 1996, 1995 or 1994.

    Total rent expense under all leases, including Odd's-N-End's leases, for the years ended December 31, 1996, 1995 and 1994 was $6,341, $5,431, and $3,974, respectively, including percentage rent, real estate taxes and other rental pass through expenses.

    FUTURE MINIMUM LEASE PAYMENTS:

    As of December 31, 1996, future minimum lease payments (excluding real estate taxes, other rental pass through expenses and percentage rents) due under existing noncancellable operating leases, including Odd's-N-End's leases, with remaining terms of greater than one year are as follows:

              1997                     $ 5,010
              1998                       4,758
              1999                       4,397
              2000                       3,332
              2001                       1,913
         Thereafter                      1,739
                                       -------

                                       $21,149
                                       -------
                                       -------

                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

9.  EMPLOYEE BENEFIT PLANS:

    STOCK OPTION PLAN:

    The Company has reserved 450 shares of common stock for issuance under the 1990 Stock Option Plan (the Plan), as amended in 1996. Options granted under the Plan can be either incentive stock options or nonqualified stock options. The Board of Directors has the authority to grant options and set the terms. The options are granted at fair market value on the date of grant.

    The Plan also provides for the issuance of stock appreciation rights (SARs) and restricted stock awards. No SARs or restricted stock awards have been issued as of December 31, 1996.

    A summary of changes in outstanding stock options under the Plan is as follows:

                                       Options          Price Range
                                     Outstanding         Per Share
                                     -----------         ---------

    Balance, December 31, 1993           176          $2.50 to $6.125

    Options cancelled                    (45)              $2.50

    Options granted                       66          $2.00 to $2.50
                                        ----

    Balance, December 31, 1994           197          $2.50 to $6.125

    Options cancelled                    (55)         $2.50 to $6.125

    Options granted                       99          $2.63 to $5.50
                                        ----

    Balance, December 31, 1995           241          $2.50 to $5.50

    Options cancelled                    (65)         $2.50 to $4.63

    Options granted                      137          $2.00 to $5.00
                                        ----

    Balance, December 31, 1996           313          $2.00 to $5.50
                                        ----
                                        ----

    At December 31, 1996, 90 options under the Plan were exercisable at a weighted average price per share of $2.51. The weighted average price per share for options outstanding at December 31, 1995, options cancelled during 1996, options granted in 1996, and options outstanding at December 31, 1996 was $2.99, $3.38, $3.73, and $3.21, respectively. For 1994 and
    1995, the weighted average option price approximated $4.30 and $4.00, respectively.


                                      Continued
                                          37

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

9.  EMPLOYEE BENEFIT PLANS, continued:

    All stock options under the Plan have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, stock options vest in equal annual portions over five years.

    OTHER STOCK OPTION GRANTS:

    In addition to the options under the Plan, the Company has granted nonqualified stock options for 786 shares to officers and directors at a weighted average price per share of $3.40. In 1996, 100 nonqualified stock options were granted at $4.75 per share. No nonqualified stock options were cancelled in 1996. These options are exercisable at $2.00 to $5.55 and as of December 31, 1996, 464 of the options were exercisable at a weighted average price per share of $3.54.

    All nonqualified stock options have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, nonqualified stock options vest in equal annual portions over a maximum four-year period.

    PROFIT SHARING AND 401(k) PLAN:

    During 1992, the Company established a defined contribution profit sharing plan covering employees who meet certain age and service requirements. Contributions to the plan are discretionary pursuant to the Board of Directors approval.

    As of September 1, 1993, the Company amended the defined contribution profit sharing plan to add provisions for a savings portion to be qualified under Internal Revenue Code Section 401(k). Participants in the savings portion of the plan may contribute up to 15 percent of annual compensation. The Company contributes discretionary amounts to both the profit sharing and savings portions of the plan. The total Company contributions to the defined contribution plan were $33, $33 and $21 in 1996, 1995 and 1994, respectively.



                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

9.  EMPLOYEE BENEFIT PLANS, continued:

    ACCOUNTING FOR STOCK-BASED COMPENSATION:

    The Company is continuing to account for options and other stock-based compensation using the intrinsic value based method. Based upon the limited stock option activity and the market price of the Company's common stock during the past two years, the compensation expense and related loss per share impact related to the proforma disclosures under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, is not significant. The weighted average grant date fair value of options granted in 1995 and 1996 was $0.77 and $0.79, respectively, as determined by using the Black-Scholes Model.

10. STOCKHOLDERS' EQUITY:

    INCREASE IN AUTHORIZED SHARES:

    During 1996, the shareholders approved an increase in authorized shares of common stock from 10,000 to 75,000 shares.

    STOCKHOLDERS' RIGHTS PLAN:

    In June 1996, the Company adopted a stockholder rights plan, pursuant to which the Company declared a dividend distribution of one Common Stock Purchase Right for each outstanding share of the Company's Common Stock. Each Right entitles the stockholder to purchase one share of Common Stock at a price of $25 per share, subject to adjustment. The description and terms of the Rights are set forth in a Rights Agreement dated April 19, 1996, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent.

11. CONTINGENCIES:

    The Company is a defendant in various claims and disputes arising in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, management presently believes the disposition of these matters will not have a material effect on the results of operations, financial position or cash flows of the Company.


                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

12. BUSINESS SEGMENTS:

    Following is information relating to the Company's business segments. A description of these segments appears in Note 1 -Business Description.
    Cost allocations are necessary in the determination of operating results by segment. For this reason and because the Company is an integrated enterprise, management does not represent that these segments, if operated as independent businesses, would result in the operating results shown.

                                       As of and for the
                                     Years Ended December 31,
                                   --------------------------
                                   1996        1995      1994
                                   ----        ----      ----
    Net Sales:
         Wholesale(1)            $26,678      $29,315   $34,851
         Only Deals               37,412       24,127    22,335
         Odd's-N-End's            22,451       23,528        -
         Asset-Based Services      1,089           -         -
                                 -------      -------   -------
         Total Company           $87,630      $76,970   $57,186
                                 -------      -------   -------
                                 -------      -------   -------

    Operating Income (Loss):
         Wholesale               $(1,219)     $ 2,005   $  (301)
         Only Deals               (1,004)          51    (1,109)
         Odd's-N-End's            (1,167)        (766)       -
         Asset-Based Services        324           -         -
                                 -------      -------   -------
         Total Company           $(3,066)     $ 1,290   $(1,410)
                                 -------      -------   -------
                                 -------      -------   -------

    Total Assets:
         Wholesale               $21,883      $21,456   $21,637
         Only Deals               14,742        7,768     5,709
         Odd's-N-End's             5,891        6,285        -
         Asset-Based Services        357           -         -
                                 -------      -------   -------
         Total Company           $42,873      $35,509   $27,346
                                 -------      -------   -------
                                 -------      -------   -------

    Depreciation and Amortization:
         Wholesale               $   316      $   212   $   212
         Only Deals                  632          398       480
         Odd's-N-End's               235          103        -
         Asset-Based Services          2           -         -
                                 -------      -------   -------
         Total Company           $ 1,185      $   713   $   692
                                 -------      -------   -------
                                 -------      -------   -------

    Capital Expenditures:
         Wholesale               $   459      $   435   $   126
         Only Deals                2,954        1,256       171
         Odd's-N-End's               165        1,317        -
         Asset-Based Services         25           -         -
                                 -------      -------   -------
         Total Company           $ 3,603      $ 3,008   $   297
                                 -------      -------   -------
                                 -------      -------   -------


                                      Continued

                            UNIVERSAL INTERNATIONAL, INC.

                                    (In Thousands)
                                        ______

12. BUSINESS SEGMENTS, continued:


    (1) Wholesale sales presented exclude sales of $14,372 and $15,897 to Odd's-N-End's in 1996 and 1995, respectively, and transfers of $24,056, $14,452 and $11,761 to Only Deals in 1996, 1995 and 1994,
         respectively. Wholesale sales include sales of $1,897 to an affiliated joint venture in 1996 and sales of $6,070 to Odd's-N-End's in 1994. Wholesale sales to Odd's-N-End's are at margins of approximately 15.25%, sales to the Joint Venture were at 15% margins, and transfers to Only Deals are made at cost.

    Only Deals and Odd's-N-End's borrow funds from the Company under the terms of collateralized loan agreements. The Company charges Only Deals interest at prime plus 2% and charges Odd's-N-End's interest at prime plus 2.5%.
    The prime rate was 8.25% at December 31, 1996 and 8.5% at December 31, 1995. The intercompany accounts and transactions relating to these loans and interest have been eliminated in consolidation.

13. SUBSEQUENT EVENT:

    In March 1997, the Company entered into an agreement to purchase the leases and inventory of approximately 90 retail stores and a warehouse from Perry Brothers, Inc., of Lufkin, Texas. The purchase is contingent upon further due diligence and the Company obtaining both equity and debt financing to complete the transaction.

14. RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior year financial statements to conform with classifications for 1996. These reclassifications had no impact on net income (loss), total assets, or stockholders' equity, as previously reported.

                          REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
Universal International, Inc.:


         Our report on the consolidated financial statements of Universal International, Inc. is included on page 21 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

         In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

         The accompanying consolidated financial statements have been prepared assuming that Universal International, Inc. will continue as a going concern.
As more fully described in Note 2, the Company is in default of several provisions of its revolving credit agreement and has not obtained new financing to replace this revolving credit agreement. In addition, the Company incurred a consolidated net loss of $4.3 million in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2.
The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
April 15, 1997

                            UNIVERSAL INTERNATIONAL, INC.

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                for the years ended December 31, 1996, 1995, and 1994
                                    (In Thousands)
                                       ________


Column A                        Column B      Column C    Column D    Column E
--------                        --------      --------    --------    --------


                                Balance at    Additions   Deductions  Balance
                                Beginning     Charged to  From        at End
Description                     Of Period     Expense     Allowance   Of Period
-----------                     ---------     ----------  ---------   ---------

Year ended December 31, 1996:
  Allowance for doubtful
    accounts (deducted from
    accounts receivable)         $    200      $   204     $   204      $   200

  Inventory obsolescence and
    shrink reserve (deducted
    from inventory)              $    728      $ 1,506     $ 1,217      $ 1,017

  Store closing allowance        $    195      $    -      $   121      $    74


Year ended December 31, 1995:
  Allowance for doubtful
    accounts (deducted from
    accounts receivable)         $    300      $   168     $   268      $   200

  Inventory obsolescence and
    shrink reserve (deducted
    from inventory)              $    525      $   950     $   747      $   728

  Store closing allowance        $  1,220      $    -      $ 1,025      $   195


Year ended December 31, 1994:
  Allowance for doubtful
    accounts (deducted from
    accounts receivable)         $    400      $   349     $   449      $   300

  Inventory obsolescence and
    shrink reserve (deducted
    from inventory)              $    525      $   379     $   379      $   525

  Store closing allowance        $    986      $   834     $   600      $ 1,220

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1 - Election of Directors," in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference. Norman J. Ravich and Mark H. Ravich, both of whom are officers and directors of the Company, are father and son, respectively.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
          AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1996.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

a)  Documents filed as part of this report:

    1. The Consolidated Financial Statements, notes thereto, and accountants' reports thereon are included in Part II, Item 8 of this report.

    2. Consolidated Financial Statements Schedule included in Part II Item 8 of this report:

         Schedule II    -    Valuation and Qualifying Accounts

         Other financial statement schedules are omitted because they are not required or are not applicable.

    3.   Exhibits

         See Exhibit Index immediately following signature page.

b)  Reports on Form 8-K

    The Company filed a Form 8-K dated December 13, 1996 with the Commission stating that the Company was in technical default of several covenants with its lender under the line of credit. The lender waived these defaults and the line of credit was amended and the term of the line of credit was reduced by ten months to March 31, 1997.

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  UNIVERSAL INTERNATIONAL, INC.


Date: April 17, 1997              By:
                                      ------------------------------
                                      Mark H. Ravich
                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE
---------------------------- -----------------------------------


----------------------
Mark H. Ravich               Chief Executive Officer and
                             Director
                             (principal executive officer)
                                            April 17, 1997


----------------------
James A. Patineau            Chief Financial Officer
                             (principal financial and accounting
                              officer)
                                            April 17, 1997


----------------------
Norman J. Ravich             Chairman of the Board and Director
                                            April 17, 1997


----------------------
Wesley J. Laseski            President and Director
                                            April 17, 1997


----------------------
Ernest M. Simon              Director
                                            April 17, 1997


----------------------
Stanford A. Weiner           Director
                                            April 17, 1997

                            UNIVERSAL INTERNATIONAL, INC.
                                    EXHIBIT INDEX
                                         FOR
                           1996 ANNUAL REPORT ON FORM 10-K

    All exhibits, except those marked (1) below, have already been filed with the Commission and are incorporated herein by reference.

Exhibit
Number   Description
-------  -----------

 3.1     Articles of Incorporation, as amended

 3.2     By-laws

 4.3     Revolving Credit Agreement with Firstar
         Bank of Minnesota, N.A. and First
         Wisconsin National Bank of Milwaukee
         dated December 18, 1991

 4.3.1   Master Amendment Agreement (Including
         Amendment No. 2 to Revolving Credit
         Agreement)

 4.4     Account Financing Agreement among Universal
         International, Inc., Only Deals, Inc. and
         Congress Financial Corporation

 4.5     Inventory and Equipment Security Agreement

 4.6     Trade Financing Agreement

 9.2     Shareholders' Agreement and Irrevocable
         Proxy dated November 12, 1992 by and among the Company and Mark H. Ravich, L. Jack Roth and Gilbert L. Wachsman

 10.1    Lease Agreement between the Company and Hoyt
         Development Company for premises located at 5000 Winnetka Avenue North, New Hope,
         Minnesota, dated April 21, 1989 as amended
         August 29, 1990

 10.2    Sublease Agreement between the Company and
         United Hardware Distributing Co. for
         premises located at 5005 Nathan Lane, New
         Hope, Minnesota dated April 17, 1991 and
         Consent to Sublease

 10.2.1  First Amendment to Sublease Agreement
         between the Company and United Hardware
         Distribution Co. dated April 17, 1991

 10.2.2  Second Amendment to Sublease Agreement
         between the Company and United Hardware
         Distribution Co.

 10.3    1990 Stock Option Plan, as amended

 10.4    Lease Agreement between the Company and
         Carlson Real Estate Company for premises located at 13120 County Road 6, Plymouth,
         Minnesota, dated September 29, 1995.

 10.5    Bonus Plan

 10.6    Employment Agreement between the Company and
         L. Jack Roth dated February 7, 1989

 10.7    Employment Agreement between the Company and
         Norman J. Ravich dated September 4, 1990

 10.7.1  Employment Agreement between the Company and
         Norman J. Ravich dated October 26, 1992

 10.7.2  First Amendment to Employment Agreement

 10.9.1  Employment Agreement between the Company and
         Mark H. Ravich dated October 26, 1992

 10.9.2  First Amendment to Employment Agreement

 10.10   Stock Purchase Agreement dated January 20,
         1992

 10.10.1 Pension termination ruling regarding the Company's defined benefit pension plan

 10.11   Loan and Security Agreement dated
         November 21, 1995 among BankAmerica Business
         Credit, Inc., Universal International, Inc., and Only Deals, Inc.

 10.11.1 Waiver and First Amendment to Loan and
         Security Agreement dated July 30, 1996

 10.11.2 Second Amendment to Loan and Security
         Agreement dated August 20, 1996

 10.11.3 Waiver and Second Amendment to Loan and
         Security Agreement dated December 10, 1996 (1)

 10.12 Loan and Security Agreement by and between Universal International, Inc. and
         Odd's-N-End's, Inc.

 10.12.1 Alonge dated July 30, 1996 to Revolving
         Note with Odd's-N-End's, Inc.

 10.13   Employment Agreement between the Company and
         Wesley J. Laseski dated February 25, 1993

 10.13.1 First Amendment to Employment Agreement


 11.0 Detail Computation of Earnings (loss) per share (1)

 22.0    Subsidiaries of the Registrant
         The Company has three subsidiaries, Only
         Deals, Inc., a Minnesota corporation, which is wholly owned, Universal Asset-Based Services,
         Inc., a Minnesota corporation, which is 95% owned, and Odd's-N-End's, Inc., a Delaware corporation, which is 40.5% owned.

         (1) Filed herewith.