Form 10-Q
period 1997-03-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1997-05-14
CIK 868054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997

                                       OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-18823

                          UNIVERSAL INTERNATIONAL, INC.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

         Minnesota                                               41-0776502
         ---------                                               ----------
     (State or jurisdiction                                   (I.R.S. Employer
of incorporation or organization)                            Identification No.)

5000 Winnetka Avenue North, New Hope, Minnesota                     55428
--------------------------------------------------------------------------------
    (Address of principal executive offices)                      (Zip Code)

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

                                Yes | |   No |x|

On April 30, 1997 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

                          UNIVERSAL INTERNATIONAL, INC.
                                      INDEX


PART I   FINANCIAL INFORMATION                                             Page
                                                                           ----
         Item 1.  Consolidated Financial Statements:

                  Consolidated Statements of Operations
                  for the three months ended March 31,
                  1997 and 1996............................................  3

                  Consolidated Balance Sheets as of
                  March 31, 1997 and December 31, 1996.....................  4

                  Consolidated Statements of Cash Flows
                  for the three months ended March 31,
                  1997 and 1996............................................  5

                  Notes to Consolidated Financial Statements...............  6

         Item 2.  Management's Discussion and Analysis of
                  Results of Operations and Financial Condition............  7


PART II  OTHER INFORMATION................................................. 12

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

         Item 4.  Submission of Matters to a Vote of Security
                  Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                      (In thousands, except per share data)

                                                          Three months ended
                                                       ------------------------
                                                       March 31,       March 31,
                                                         1997            1996
                                                       --------        --------
Net sales                                              $ 21,964        $ 16,557
Cost of goods sold                                       14,372          10,889
                                                       --------        --------
    Gross margin                                          7,592           5,668

Selling, general and
  administrative expenses                                 9,711           7,228
                                                       --------        --------
    Operating loss                                       (2,119)         (1,560)

Other expense:
  Miscellaneous expense, net                                (14)             (6)
  Interest expense                                         (307)           (212)
                                                       --------        --------
                                                           (321)           (218)
                                                       --------        --------
    Loss before non-controlling
      interest in subsidiary                             (2,440)         (1,778)

Non-controlling interest in
    subsidiary's net loss                                  --               433
                                                       --------        --------
      Net loss                                         $ (2,440)       $ (1,345)
                                                       ========        ========
Net loss per common share                              $   (.50)       $   (.27)
                                                       ========        ========
Weighted average number of common
  shares outstanding                                      4,893           4,893
                                                       ========        ========

                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

                                                        March 31,   December 31,
                                                          1997         1996
                                                        --------     --------
         ASSETS                                               (unaudited)

Current assets:
  Cash                                                  $    337     $    521
  Accounts receivable, less
    allowance for doubtful
    accounts of $230 for 1997
    and $200 for 1996                                      6,169        3,707
  Inventories                                             22,937       26,458
  Other current assets                                     1,439        1,313
  Deferred income taxes                                      666          666
                                                        --------     --------
    Total current assets                                  31,548       32,665

Equipment and improvements, net                            9,731       10,056
Other assets, net                                            148          152
                                                        --------     --------
            Total assets                                $ 41,427     $ 42,873
                                                        ========     ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                                           $ 10,400     $  7,791
  Current portion of long-term debt                        1,475          556
  Accounts payable                                        12,330       12,606
  Accrued expenses                                         2,066        3,008
                                                        --------     --------
    Total current liabilities                             26,271       23,961

Deferred income taxes                                        693          693
Long-term debt, less current portion                         415        1,731
                                                        --------     --------
    Total liabilities                                     27,379       26,385
                                                        --------     --------
Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    4,893 shares issued and
    outstanding for 1997 and 1996                            245          245
  Additional paid-in capital                              22,917       22,917
  Accumulated deficit                                     (9,114)      (6,674)
                                                        --------     --------
    Total shareholders'equity                             14,048       16,488
                                                        --------     --------
          Total liabilities and
            shareholders' equity                        $ 41,427     $ 42,873
                                                        ========     ========

                       See accompanying notes to unaudited
                        consolidated financial statements

                          UNIVERSAL INTERNATIONAL, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited) (In thousands)

                                                           Three months ended
                                                          ---------------------
                                                          March 31,    March 31,
                                                            1997         1996
                                                          --------     --------
Cash flows from operating activities:
  Net loss                                                 $(2,440)     $(1,345)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization                              369          238
    Provision for losses on accounts
      receivable                                                30           36
    Provision for inventory obsolescence
      and shrinkage                                            271          219
    Non-controlling interest in
      subsidiary's net loss                                   --           (433)
    Changes in operating assets and
        liabilities:
      Accounts receivable                                   (2,492)      (1,040)
      Inventories                                            3,250       (1,239)
      Other current assets                                    (126)        (112)
      Accounts payable                                        (276)      (1,050)
      Other current liabilities                               (942)        (511)
                                                           -------      -------
        Net cash used by operating
          activities                                        (2,356)      (5,237)
                                                           -------      -------

Cash flows from investing activities:
  Additions to equipment and
    improvements                                               (40)        (583)
                                                           -------      -------
        Net cash used by investing
              activities                                       (40)        (583)
                                                           -------      -------

Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement                               2,609        5,473
  Payments of long-term debt                                  (397)        (366)
                                                           -------      -------
        Net cash provided by financing
               activities                                    2,212        5,107
                                                           -------      -------

Net decrease in cash                                          (184)        (713)

Cash, beginning of period                                      521          811
                                                           -------      -------

Cash, end of period                                        $   337      $    98
                                                           =======      =======

Schedule of noncash investing transactions:
  Writeoff of equipment and improvements
    related to store closings                              $  --        $    74

                       See accompanying notes to unaudited
                        consolidated financial statements

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)

1.    Basis of Presentation

      The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1996 Form 10-K.

      The financial statements presented herein as of March 31, 1997 and for the three months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.    Revolving Credit Agreement

      During 1995, the Company entered into a borrowing arrangement whereby a financial institution agreed to lend the Company up to $16,000 under a revolving credit agreement originally expiring in January 1998. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory. During 1996, the lender waived certain technical defaults under the agreement, and the expiration date of the agreement was amended to March 31, 1997.

      During the first quarter of 1997, the Company was in technical default on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12,500 and increased the interest rate on the outstanding borrowings from prime plus 1.5% (the prime rate at March 31, 1997, was 8.25%) to prime plus 3.5%. The loan agreement is continuing subject to monthly renewals; however, the lender has further reduced the credit line to $11,000 as of April 30, 1997 and $10,000 as of May 31, 1997. The amount available at March 31, 1997, based on the borrowing base, was $12,500, of which there were outstanding borrowings of $10,400 and outstanding letters of credit of $51.

      The Company is currently in the process of negotiating financing with a number of new potential lenders to replace its current credit line and to refinance the Odd's-N-End's bank notes payable which currently include balloon payments of $1,275 on January 2, 1998.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

      Universal International, Inc. ("Universal" or the "Company") buys and sells quality "close-out" merchandise at the wholesale level (see "Liquidity and Capital Resources" with respect to downsizing of wholesale operations). The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 50 retail stores offering close-out merchandise in 8 states in the Upper Midwest. The Company, through its 40.5% ownership of Odd's-N-End's, Inc. ("Odd's-N-End's"), also operates 22 close-out retail stores in New York state. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others. In addition, the Company's 95% owned subsidiary, Universal Asset-Based Services, Inc. ("Asset-Based Services"), which commenced operations in April 1996, provides inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers.

Forward Looking Information

      Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain new financing, the Company's ability to execute its business plan, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

Results of Operations

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.

                                                              Three Months
                                                             Ended March 31,
                                                            -----------------
                                                            1997         1996
                                                            ----         ----
                                                               (unaudited)

Net sales..............................................     100.0%       100.0%
Cost of goods sold ....................................      65.4         65.8
                                                            -----        -----
Gross margin ..........................................      34.6         34.2
Selling, general and administrative
  expenses ............................................      44.2         43.6
                                                            -----        -----
    Loss from operations ..............................      (9.6)%       (9.4)%
                                                            =====        =====

Net loss...............................................     (11.1)%       (8.1)%
                                                            =====        =====

First Three Months of Fiscal 1997 versus 1996

Net Sales

Net sales for the quarter ended March 31, 1997 increased by $5,407,000 or 32.7% from the corresponding period last year. Net sales in the first quarter in the wholesale business increased $1,913,000, or 31.0%, from the same period last year. The increase in wholesale sales resulted primarily from selling merchandise at reduced margins to substantially reduce wholesale inventories in the first quarter of 1997 (see "Liquidity and Capital Resources"). Net sales for the first quarter for Only Deals increased by $3,253,000, or 56.9%, from the same period last year. The increase in net sales by Only Deals was primarily due to the addition of 19 new stores since March 31, 1996. At March 31, 1997, the Company had 50 Only Deals retail stores in operation compared to 32 (including one store reserved for closing) at March 31, 1996. Net sales by Odd's-N-End's for the first quarter of 1997 were $4,604,000, a 1.4% decrease from sales of $4,669,000 from the same period of 1996. Net sales for Asset-Based Services for the first quarter of 1997 were $306,000.

Gross Margins

Gross margins for the first quarter of 1997 increased to $7.6 million (34.6% of net sales), a 33.9% increase over gross margins of $5.7 million (34.2% of net sales) for the first quarter of 1996. Gross margins for the first quarter of 1997 in the wholesale business decreased 23.4% from gross margins for the same period last year. Wholesale gross margins were 12.5% of sales for the first quarter of 1997 compared to 22.2% for the first quarter of 1996. The substantial decrease in wholesale gross margins is directly related to selling merchandise at reduced margins to substantially reduce wholesale inventories (see "Liquidity and Capital Resources"). Management expects that wholesale gross margins will continue to be negatively impacted by the downsizing during 1997. Gross margins for the first quarter of 1997 for Only Deals were $4.1 million, a 69.9% increase from gross margins for the first quarter of 1996 due primarily to increased sales. Gross margins for Only Deals increased as a percent of sales from 42.4% to 45.9%. Gross margins for Odd's-N-End's, excluding the impact of intercompany profit under the supply agreement with Universal, increased $229,000 for the first quarter of 1997, an 11.9% increase from the first quarter of 1996. Gross margins for Odd's-N-End's as a percent of sales increased to 46.8% for the first quarter of 1997 compared to 41.2% for the same period of the prior year. Retail gross margins improved primarily due to a significant reduction of seasonal markdowns in the first quarter of 1997 as compared to the first quarter of 1996. In addition, the Company's change in merchandise mix has resulted in lower product costs and improved margins. Management expects that retail gross margins for the remainder of 1997 will continue to exceed 1996 gross margins.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $9.7 million or 44.2% of net sales in the first quarter of 1997 compared to $7.2 million or 43.6% of net sales in the first quarter of 1996. Selling, general and administrative expenses were 25.7% of net sales for the Company's wholesale business, 59.3% of net sales for Only Deals and 43.9% of net sales for Odd's-N-End's in the first quarter of 1997, compared to 30.2% of net sales for the wholesale business, 57.0% of net sales for Only Deals and 45.0% of net sales for Odd's-N-End's for the first quarter of 1996. The decrease in selling, general and administrative expenses as a percent of sales in the wholesale business was due to the increase in wholesale sales. The increase in selling, general and administrative expenses for Only Deals was primarily due to increased labor costs resulting from the October 1996 increase in the minimum wage and from competitive pressures to increase wages in certain markets. The decrease in selling, general and administrative expenses for Odd's-N-End's resulted from the elimination of certain corporate overhead costs associated with the Buffalo, New York office and warehouse, which was sold during the third quarter of 1996. These expenses are lower for Odd's-N-End's as a percent of sales compared to Only Deals due to the elimination of the warehousing and transportation functions at Odd's-N-End's, since those functions are provided by the Company. Selling, general and administrative expenses for Asset-Based Services were $294,000 for the first quarter of 1997.

Interest

Interest expense increased to $307,000 in the first quarter of 1997 compared to $212,000 in the first quarter of 1996 due to an increase in borrowings under the revolving credit facility.

Net Loss

The Company incurred a net loss of $2.4 million during the first quarter of 1997 as compared to a net loss of $1.3 million during the first quarter of 1996. The net loss in the first quarter was primarily the result of lower wholesale gross margins and seasonally typical lower net sales in the retail business in the first quarter.

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

During the first quarter of 1997, the Company was in technical default on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12.5 million and increased the interest rate on the outstanding borrowings from prime plus 1.5% (the prime rate at March 31, 1997, was 8.25%) to prime plus 3.5%. The loan agreement is continuing subject to monthly renewals; however, the lender has further reduced the credit line to $11 million as of April 30, 1997 and $10 million as of May 31, 1997. The amount available at March 31, 1997, based on the borrowing base, was $12,500,000, of which there were outstanding borrowings of $10,400,000 and outstanding letters of credit of $51,000.

The Company is currently in the process of negotiating financing with a number of new potential lenders to replace its current credit line and to refinance the Odd's-N-End's bank notes payable, which currently include balloon payments of $1,275,000 on January 2, 1998. The above described conditions, as well as the Company's operating results for 1996, raise substantial doubt about the Company's ability to continue as a going concern. The Company is also in the process of substantially reducing the wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of the reduction of the credit line and to focus more Company resources on retail operations. Management expects that reduced sales from the downsizing of wholesale operations will be substantially offset by increasing sales from retail operations for 1997. Management believes that a significant reduction in inventories together with a new credit facility will be sufficient to satisfy the Company's planned operating requirements through December 31, 1997. However, there can be no assurance that the Company will obtain replacement financing or, if available, that the amount obtained will be equal to the present line of credit or that the terms will be satisfactory.

Net cash used by operating activities was $2.4 million for the quarter ended March 31, 1997 principally due to a $2.4 million net loss, a $2.5 million increase in accounts receivable, a $3.3 million decrease in inventories, and a $1.2 million decrease in accounts payable and other current liabilities. Payments of long-term debt totaling $0.4 million and the $2.4 million net cash used by operating activities were funded primarily by a $2.6 million increase in borrowings under the revolving credit facility.

The Company has an agreement which, as amended, provides for advances of up to $5.0 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $4,904,000 under this agreement as of March 31, 1997.

In March 1997, the Company entered into a purchase agreement to acquire the leases and inventory of approximately 90 retail stores and a warehouse from Perry Brothers, Inc., of Lufkin, Texas. The purchase agreement is contingent upon further due diligence and the Company obtaining both equity and debt financing to complete the transaction.

To complete the Perry Brothers acquisition, the Company will need an investor who will purchase a significant equity position in the Company. The Company has retained Price Waterhouse LLP to assist in raising equity for the proposed acquisition. If the Company issues equity securities to such an investor, existing shareholders will experience dilution.

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

      None.

Item 2. Changes in Securities.

      None.

Item 3. Defaults Upon Senior Securities.

      Since December 31, 1996, the Company has been in default of covenants under its Loan and Security Agreement with BankAmerica Business Credit, Inc. (the "Lender"), primarily relating to minimum net worth and excess borrowings made to Odd's-N-End's. The Company is not in default of principal or interest payments on the line of credit. As a result of these defaults, the Lender reduced the line of credit to $11 million at April 30, 1997 and further intends to reduce the credit line to $10 million at May 31, 1997. Further, the Lender increased the interest rate on outstanding borrowings from prime plus 1.5% to prime plus 3.5%. The Company is currently negotiating with several potential lenders for a replacement line of credit.

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other information.

      None.

Item 6. Exhibits and Reports on Form 8-K.

      The Company filed a Form 8-K dated March 6, 1997 stating that the Company was in technical default of several covenants with its lender.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         UNIVERSAL INTERNATIONAL, INC.


DATE: May 14, 1997                       By:  /s/
                                              -----------------------------
                                              James A. Patineau
                                              Chief Financial Officer
                                              (principal financial
                                               officer)