Form 10-Q
period 1997-06-30
UNIVERSAL INTERNATIONAL INC /MN/
filed 1997-08-14
CIK 868054

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:   June 30, 1997

                                          OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-18823

                            UNIVERSAL INTERNATIONAL, INC.
                (Exact name of registrant as specified in its charter)

         MINNESOTA                              41-0776502
    (State or jurisdiction                  (I.R.S. Employer
    of incorporation or organization)       Identification No.)

    5000 WINNETKA AVENUE NORTH, NEW HOPE, MINNESOTA  55428
      (Address of principal executive offices)      (Zip Code)


                                    (612) 533-1169
                 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes     X         No
                                --------         ----------
On July 31, 1997 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

                            UNIVERSAL INTERNATIONAL, INC.
                                        INDEX


PART I   FINANCIAL INFORMATION                             PAGE

    Item 1.   Consolidated Financial Statements:

              Consolidated Statements of Operations
              for the three and six months ended June 30,
              1997 and 1996................................  3

              Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996..........  4

              Consolidated Statements of Cash Flows
              for the six months ended June 30,
              1997 and 1996................................  5

              Notes to Consolidated Financial Statements...  6

    Item 2.   Management's Discussion and Analysis of
              Results of Operations and Financial Condition  7


PART II  OTHER INFORMATION................................. 13


    Item 1.   Legal Proceedings

    Item 2.   Changes in Securities

    Item 3.   Defaults Upon Senior Securities

    Item 4.   Submission of Matters to a Vote of Security Holders

    Item 5.   Other Information

    Item 6.   Exhibits and Reports on Form 8-K

                            UNIVERSAL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (unaudited)
                        (In thousands, except per share data)


                              THREE MONTHS ENDED      SIX MONTHS ENDED
                              ------------------      ----------------
                               June 30,   June 30,    June 30,  June 30,
                                1997        1996        1997      1996
                               -------    -------     -------   -------

Net sales                      $19,474    $18,509     $41,438   $35,066
Cost of goods sold              13,084     11,767      27,456    22,656
                               -------    -------     -------   -------
    Gross margin                 6,390      6,742      13,982    12,410

Selling, general and
  administrative expenses        9,293      7,922      19,004    15,150
                               -------    -------     -------   -------
    Operating loss              (2,903)    (1,180)     (5,022)   (2,740)

Other income (expense):
  Miscellaneous income
   (expense), net                   (1)         8         (15)        2
  Interest expense                (326)      (273)       (633)     (485)
                               -------    -------     -------   -------
                                  (327)      (265)       (648)     (483)
                               -------    -------     -------   -------
    Loss before non-controlling
      interest in subsidiary    (3,230)    (1,445)     (5,670)   (3,223)

Non-controlling interest in
    subsidiary's net loss          --          63         --        496
                               -------    -------     -------   -------
      Net loss                 $(3,230)   $(1,382)    $(5,670)  $(2,727)
                               -------    -------     -------   -------
                               -------    -------     -------   -------
Net loss per common share      $  (.66)   $  (.28)    $ (1.16)  $  (.56)
                               -------    -------     -------   -------
                               -------    -------     -------   -------
Weighted average number of
  common shares outstanding      4,893      4,893       4,893     4,893
                               -------    -------     -------   -------
                               -------    -------     -------   -------



                        See accompanying notes to unaudited
                         consolidated financial statements

                       UNIVERSAL INTERNATIONAL, INC.
                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)

                                      June 30,    December 31,
                                        1997          1996
                                    -----------   ------------
    ASSETS                          (unaudited)

Current assets:
  Cash                               $    304      $   521
  Accounts receivable, less
    allowance for doubtful
    accounts of $260 for 1997
    and $200 for 1996                   3,814        3,707
  Inventories                          16,965       26,458
  Other current assets                  1,975        1,313
  Deferred income taxes                   666          666
                                     --------      -------
    Total current assets               23,724       32,665

Equipment and improvements, net         9,360       10,056
Other assets, net                         145          152
                                     --------      -------
       Total assets                  $ 33,229      $42,873
                                     --------      -------
                                     --------      -------

    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                        $    --       $ 7,791
  Current portion of long-term debt       793          556
  Accounts payable                      9,923       12,606
  Accrued expenses                      1,337        3,008
                                     --------      -------
    Total current liabilities          12,053       23,961

Borrowings under revolving credit
  agreement                             8,072          --
Deferred income taxes                     693          693
Long-term debt, less current portion    1,593        1,731
                                     --------      -------
    Total liabilities                  22,411       26,385
                                     --------      -------
Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    4,893 shares issued and
    outstanding                           245          245
  Additional paid-in capital           22,917       22,917
  Accumulated deficit                 (12,344)      (6,674)
                                     --------      -------
    Total shareholders'equity          10,818       16,488
                                     --------      -------
     Total liabilities and
       shareholders' equity           $33,229      $42,873
                                     --------      -------
                                     --------      -------

                    See accompanying notes to unaudited
                     consolidated financial statements

                       UNIVERSAL INTERNATIONAL, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (unaudited) (In thousands)


                                           Six Months Ended
                                          ------------------
                                          June 30,   June 30,
                                           1997        1996
                                          -------    -------
Cash flows from operating activities:
  Net loss                                $(5,670)   $(2,727)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization             773        504
    Provision for losses on accounts
      receivable                               60         72
    Provision for inventory obsolescence
      and shrinkage                           518        561
    Non-controlling interest in
      subsidiary's net loss                   --        (496)
    Changes in operating assets and
        liabilities:
      Accounts receivable                    (167)    (1,468)
      Inventories                           8,975     (5,449)
      Other current assets                   (662)      (342)
      Accounts payable                     (2,683)     2,654
      Other current liabilities            (1,671)      (400)
                                          -------    -------
       Net cash used by operating
         activities                          (527)    (7,091)
                                          -------    -------
Cash flows from investing activities:
  Additions to equipment and
    improvements                              (70)    (1,919)
                                          -------    -------
       Net cash used by investing
         activities                           (70)    (1,919)
                                          -------    -------
Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreements               281      8,986
  Proceeds from long-term debt              1,872        --
  Payments of long-term debt               (1,773)      (384)
                                          -------    -------
    Net cash provided by financing
          activities                          380      8,602
                                          -------    -------
Net decrease in cash                         (217)      (408)

Cash, beginning of period                     521        811
                                          -------    -------
Cash, end of period                       $   304    $   403
                                          -------    -------
                                          -------    -------

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

    The financial statements presented herein as of June 30, 1997 and for the three and six months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.  Revolving Credit Agreement

    During the second quarter of 1997, the Company entered into a $14 million revolving credit agreement with a new lender which replaced the previous credit facility under which the Company was in technical default of several provisions. The Company may borrow against a borrowing base derived from the level of qualifying accounts receivable and inventory.

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
                                  Three Months      Six Months
                                 Ended June 30,   Ended June 30,
                                 --------------   --------------
                                  1997     1996    1997    1996
                                  ----     ----    ----    ----
                                   (unaudited)      (unaudited)
Net sales........................ 100.0%  100.0%  100.0%  100.0%
Cost of goods sold...............  67.2    63.6    66.3    64.6
                                  -----   -----   -----   -----
Gross margin.....................  32.8    36.4    33.7    35.4
Selling, general and
 administrative expenses.........  47.7    42.8    45.8    43.2
                                  -----   -----   -----   -----
    Loss from operations......... (14.9)   (6.4)  (12.1)   (7.8)
Interest and other expenses, net.  (1.7)   (1.4)   (1.6)   (1.4)
                                  -----   -----   -----   -----
    Loss before non-controlling
      interest in subsidiary....  (16.6)   (7.8)  (13.7)   (9.2)
Non-controlling interest in
  subsidiary's net loss..........   --       .3     --      1.4
                                  -----   -----   -----   -----
Net loss......................... (16.6)%  (7.5)% (13.7)%  (7.8)%
                                  -----   -----   -----   -----
                                  -----   -----   -----   -----

The following table sets forth, for the periods indicated, certain information relating to the Company's operations.

                                                        (IN THOUSANDS)
                        THREE MONTHS ENDED                                  SIX MONTHS ENDED
                             JUNE 30,                                            JUNE 30,
                        -------------------                                -------------------
                                                 INCREASE                                       INCREASE
                         1997         1996       (DECREASE)     PERCENT      1997       1996    (DECREASE)   PERCENT
                         -----------------       ----------------------    -------------------  --------------------
Net Sales:
 Wholesale               $5,646        $6,800    $(1,154)       (17.0%)     $13,725     $12,966   $   759      5.9%
 Retail:
      Only Deals          8,860         6,673      2,187         32.8%       17,835      12,395     5,440     43.9%
      Odd's-N-End's       4,753         4,857       (104)        (2.1%)       9,357       9,526      (169)    (1.8%)

Gross Margin:
 Wholesale                   30         1,443     (1,413)       (97.9%)       1,038       2,759    (1,721)   (62.4%)
 Retail:
      Only Deals          4,028         2,938      1,090         37.1%        8,152       5,365     2,787     51.9%
      Odd's-N-End's(1)    2,117         2,182        (65)        (3.0%)       4,271       4,107       164      4.0%

Selling, General and
 Administrative Expenses:
 Wholesale                1,875         1,677        198         11.8%        3,951       3,538       413     11.7%
 Retail:
      Only Deals          5,071         3,846      1,225         31.9%       10,393       7,142     3,251     45.5%
      Odd's-N-End's       2,101         2,214       (113)        (5.1%)       4,120       4,285      (165)    (3.9%)

(1) Excludes impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation.

NET SALES

Net sales for the second quarter and six months ended June 30, 1997 increased by $965,000 or 5.2% and $6,372,000 or 18.2%, respectively, from the corresponding periods last year. Wholesale sales during the first six months of 1997 were impacted by the downsizing of wholesale operations (see "Liquidity and Capital Resources"), since merchandise was sold at reduced margins, resulting in increased sales. However, wholesale sales decreased in the second quarter of 1997 as inventory levels declined substantially. Management expects wholesale sales will be less than $1 million for the remainder of 1997 as the downsizing is completed.

Net sales by the Only Deals retail subsidiary increased primarily due to the addition of 12 new stores since June 30, 1996. At June 30, 1997, the Company had 50 Only Deals retail stores in operation compared to 39 (including one store reserved for closing) at June 30, 1996. Net sales for Only Deals and Odd's-N-End's during the second quarter of 1997 were negatively impacted by supply disruptions that occurred prior to the closing of the new credit facility.

Net sales for Asset-Based Services were $215,000 and $521,000 during the quarter and six months ended June 30, 1997, respectively, compared to $179,000 during the quarter ended June 30, 1996.

GROSS MARGINS

Gross margins decreased $352,000 or 5.2% for the second quarter of 1997 and increased $1,572,000 or 12.7% for the six months ended June 30, 1997. Wholesale gross margins were 0.5% and 7.6% of sales for the quarter and six months ended June 30, 1997, respectively, compared to 21.2% and 21.3% for the corresponding periods of 1996. The substantial decrease in wholesale gross margins is directly related to selling merchandise at lower margins to substantially reduce wholesale inventories (see "Liquidity and Capital Resources").

Gross margins for Only Deals increased primarily due to increased sales. Gross margins for Only Deals increased as a percent of sales from 44.0% and 43.3% for the quarter and six months ended June 30, 1996 to 45.5% and 45.7% for the quarter and six months ended June 30, 1997, respectively. Gross margins for Odd's-N-End's for the second quarter of 1997 decreased slightly as a percent of sales from 44.9% to 44.5%. Gross margins for Odd's-N-End's as a percent of sales increased to 45.6% for the first six months of 1997 compared to 43.1% for the same period of the prior year. Retail gross margins improved primarily due to lower seasonal markdowns in the first quarter of 1997 as compared to the first quarter of 1996. In addition, the Company's change in merchandise mix has resulted in lower product costs and improved margins. Management expects that retail gross margins for the remainder of 1997 will continue to exceed 1996 gross margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and six months ended June 30, 1997 increased by $1,371,000 or 17.3% and $3,854,000 or 25.4%, respectively, from the corresponding periods of 1996. This increase primarily resulted from the significant increase in retail operations, which incur much higher operating costs than wholesale operations. The increase in selling, general and administrative expenses as a percent of sales in the wholesale business from 24.7% to 33.2% for the second quarter of 1997 and from 27.3% to 28.8% for the first six months was due to increased costs incurred during downsizing of wholesale operations and costs to transition out of the prior credit facility.

Selling, general and administrative expenses as a percent of sales for Only Deals and Odd's-N-End's remained relatively constant for the second quarter and first six months of 1997 as compared to the same periods last year. Selling, general and administrative expenses for Asset-Based Services were $246,000 and $540,000 for the quarter and six months ended June 30, 1997 compared to $185,000 during the second quarter of 1996.

INTEREST

Interest expense increased to $326,000 in the second quarter and $633,000 in the first six months of 1997 compared to $273,000 in the second quarter and $485,000 in the first six months of 1996 due to an increase in borrowings under the revolving credit facility and due to increased interest rates on outstanding borrowings.

NET LOSS

The Company incurred a net loss of $3.2 million and $5.7 million during the second quarter and first six months of 1997, respectively, compared to a net loss of $1.4 million and $2.7 million during the corresponding periods of 1996. The net loss in the second quarter and first six months of 1997 was primarily the result of reduced wholesale gross margins, costs incurred in eliminating the wholesale business, costs incurred to transition out of the prior credit facility, and lower than anticipated net sales in the retail business as a result of supply disruptions that occurred prior to the closing of the new credit facility.

LIQUIDITY AND CAPITAL RESOURCES

During 1995, the Company entered into a borrowing arrangement whereby a financial institution agreed to lend the Company up to $16 million under a revolving credit agreement originally expiring in January 1998. During 1996, the lender waived certain technical defaults under the agreement, and the expiration date of the agreement was amended to March 31, 1997.

During the first quarter of 1997, the Company was in technical default on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12.5 million and increased the interest rate on the outstanding borrowings from prime plus 1.5% to prime plus 3.5%. The lender further reduced the credit line to $11 million as of April 30, 1997 and $10 million as of May 31, 1997.

In June 1997 the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and Odd's-N-End's bank notes payable of $1.3 million. Under the new revolving credit agreement, the Company may borrow up to $14 million against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at June 30, 1997 was 8.5%). The amount available at June 30, 1997, based on the borrowing base, was $12.8 million, of which there were outstanding borrowings of $8.1 million and outstanding letters of credit of $229,000. The Company also obtained $1.9 million of term loan financing from the new lender. The term note is payable in 48 equal monthly installments plus interest at prime plus 2% and is collateralized by equipment and fixtures.

The Company is in the process of substantially reducing the wholesale inventories and restructuring and downsizing wholesale operations to focus more Company resources on retail operations. Management anticipates that the downsizing of wholesale operations will be completed by December 31, 1997. Management expects that reduced sales from the downsizing of wholesale operations will be substantially offset by increased sales from retail operations for 1997 due to 21 Only Deals stores in operation for all of 1997 versus a partial year in 1996. Management believes that the new credit facility and term loan will be sufficient to satisfy the Company's planned operating requirements through December 31, 1997.

Net cash used by operating activities was $527,000 for the six months ended June 30, 1997 principally due to a $5.7 million net loss, a $9.0 million decrease in inventories, and a $4.4 million decrease in accounts payable and other current liabilities. Payments of long-term debt totaling $1.8 million and the $527,000 net cash used by operating activities were funded primarily by proceeds from the $1.9 million term loan and by a $281,000 increase in borrowings under the revolving credit facility.

The Company has an agreement which, as amended, provides for advances of up to $10.0 million to Odd's-N-End's, collateralized by substantially all assets of Odd's-N-End's, with interest payable at prime plus 2.5%. There were advances totaling $6.4 million under this agreement as of June 30, 1997.

In March 1997, the Company entered into a contingent purchase agreement to acquire the leases and inventory of approximately 90 retail stores and a warehouse from Perry Brothers, Inc., of Lufkin, Texas. The purchase agreement terminated in July 1997 without an acquisition.

The Company does not intend to open any new Only Deals stores during the remainder of 1997. The Company expects to focus its attention on managing the recent substantial growth in new Only Deals stores. The Company does not expect to have any significant capital expenditures in 1997.

PART II  OTHER INFORMATION


Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other information.

         On August 7, 1997, the Company announced that Wesley Laseski, the President of the Company, had resigned, effective immediately, to pursue other business interests in light of the Company's downsizing of the wholesale business, which was under his supervision. In connection with this decision, Mr. Laseski also resigned as a director of the Company.

         The Company has filled this vacancy by promoting Richard Ennen to President. Mr. Ennen will continue to serve as President of Only Deals, Inc., the Company's wholly-owned subsidiary. In his expanded role, Mr. Ennen will be responsible for managing all daily aspects of the Company's operations. In addition, Mr. Ennen has been appointed to the Company's Board of Directors to fill the vacancy created by the departure of Mr. Laseski.

Item 6.  Exhibits and Reports on Form 8-K.

         Exhibit 10.12.2     Amended and Restated Loan and
                             Security Agreement with Odd's-N-
                             End's, Inc.

         Exhibit 10.14 Loan and Security Agreement between the Company and Coast Business Credit dated June 6, 1997.

         Exhibit 10.14.1 Schedule to Loan and Security Agreement dated June 6, 1997.

         No Form 8-K's were filed during the quarter ended June 30, 1997.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  UNIVERSAL INTERNATIONAL, INC.

DATE: August 13, 1997             By:
                                     ------------------------------
                                       James A. Patineau
                                       Chief Financial Officer
                                       (principal financial
                                       officer)