Form 10-K/A
period 1996-12-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1997-10-03
CIK 868054

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

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

                                        PART I

ITEM 1.  BUSINESS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") believes it is one of the nation's largest buyers and sellers of quality "close-out" merchandise at the wholesale level. The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 51 retail stores offering close-out merchandise in 8 states in the Upper Midwest. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

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

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") believes it is one of the nation's largest buyers and sellers of quality "close-out" merchandise at the wholesale level (see "Liquidity and Capital Resources" with respect to downsizing of wholesale operations). The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 51 retail stores offering close-out merchandise in 8 states in the Upper Midwest. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

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

                                  UNIVERSAL INTERNATIONAL, INC.


Date: September 30, 1997              By: /s/ Mark H. Ravich
                                      ------------------------------
                                      Mark H. Ravich
                                      Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                         TITLE
---------------------------- -----------------------------------

/s/ Mark H. Ravich
----------------------
Mark H. Ravich               Chief Executive Officer and
                             Director
                             (principal executive officer and principal
                             financial and accounting officer)
                                            September 30, 1997

/s/ Norman J. Ravich
----------------------
Norman J. Ravich             Chairman of the Board and Director
                                            September 30, 1997

/s/ Richard L. Ennen
----------------------
Richard L. Ennen             President and Director
                                            September 30, 1997

/s/ Ernest M. Simon
----------------------
Ernest M. Simon              Director
                                            September 30, 1997

/s/ Stanford A. Weiner
----------------------
Stanford A. Weiner           Director
                                            September 30, 1997