Form 10-Q
period 1997-09-30
UNIVERSAL INTERNATIONAL INC /MN/
filed 1997-11-14
CIK 868054

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    September 30, 1997

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


                                (612) 533-1169
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

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

On November 10, 1997 there were 4,893,328 shares of the registrant's $.05 par value Common Stock outstanding.

                        UNIVERSAL INTERNATIONAL, INC.
                                    INDEX


PART I    FINANCIAL INFORMATION                                             Page
                                                                            ----

     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three and nine months ended
               September 30, 1997 and 1996.................................   3

               Consolidated Balance Sheets as of
               September 30, 1997 and December 31, 1996....................   4

               Consolidated Statements of Cash Flows
               for the nine months ended September 30,
               1997 and 1996...............................................   5

               Notes to Consolidated Financial Statements..................   6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition...............   7


PART II   OTHER INFORMATION................................................  13


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

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        UNIVERSAL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                    (In thousands, except per share data)

                                      Three months ended        Nine months ended
                                         September 30,             September 30,
                                     --------------------       --------------------
                                       1997        1996           1997        1996
                                     --------    --------       --------    --------
Net sales                            $15,208     $20,842        $56,646     $55,908
Cost of goods sold                     8,886      12,655         36,342      35,311
                                      ------      ------         ------      ------

    Gross margin                       6,322       8,187         20,304      20,597

Selling, general and
  administrative expenses             10,669       8,790         29,673      23,940
                                      ------      ------         ------      ------

    Operating loss                    (4,347)       (603)        (9,369)    (3,343)

Other income (expense):
  Miscellaneous income
   (expense), net                        (22)         18            (37)         20
  Interest expense                      (332)       (390)          (965)       (875)
                                      ------      ------         ------      ------

                                        (354)       (372)        (1,002)       (855)
                                      ------      ------         ------      ------

    Loss before non-controlling
      interest in subsidiary
      and equity in net loss
      of joint venture                (4,701)       (975)       (10,371)     (4,198)

Non-controlling interest in
    subsidiary's net loss                 -           -              -          496
                                      ------      ------         ------      ------

    Loss before equity in net
      loss of joint venture           (4,701)       (975)       (10,371)     (3,702)

    Equity in net loss of
      joint venture                     (600)         -            (600)         -
                                      ------      ------         ------      ------

      Net loss                       $(5,301)    $  (975)      $(10,971)    $(3,702)
                                      ------      ------         ------      ------
                                      ------      ------         ------      ------

Net loss per common share            $ (1.08)    $  (.20)      $  (2.24)    $  (.76)
                                      ------      ------         ------      ------
                                      ------      ------         ------      ------

Weighted average number of
  common shares outstanding            4,893       4,893          4,893       4,893
                                      ------      ------         ------      ------
                                      ------      ------         ------      ------


                     See accompanying notes to unaudited
                      consolidated financial statements

                        UNIVERSAL INTERNATIONAL, INC.
                         CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share data)

                                     September 30,   December 31,
                                         1997            1996
                                     ------------    -----------
     ASSETS                           (unaudited)
Current assets:
  Cash                                 $   347        $   521
  Accounts receivable, less
    allowance for doubtful
    accounts of $621 for 1997
    and $200 for 1996                      811          3,707
  Inventories                           22,866         26,458
  Other current assets                   1,244          1,313
  Deferred income taxes                    666            666
                                       -------        -------
    Total current assets                25,934         32,665

Equipment and improvements, net          8,933         10,056
Other assets, net                          142            152
                                       -------        -------

        Total assets                   $35,009        $42,873
                                       -------        -------
                                       -------        -------


     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                          $11,421        $ 7,791
  Current portion of long-term debt        637            556
  Accounts payable                      12,919         12,606
  Accrued expenses                       2,208          3,008
                                       -------        -------
    Total current liabilities           27,185         23,961

Deferred income taxes                      693            693
Long-term debt, less current portion     1,614          1,731
                                       -------        -------

    Total liabilities                   29,492         26,385
                                       -------        -------

Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    4,893 shares issued and
    outstanding                            245            245
  Additional paid-in capital            22,917         22,917
  Accumulated deficit                  (17,645)        (6,674)
                                       -------        -------

    Total shareholders'equity            5,517         16,488
                                       -------        -------

      Total liabilities and
        shareholders' equity           $35,009        $42,873
                                       -------        -------
                                       -------        -------


                     See accompanying notes to unaudited
                      consolidated financial statements

                        UNIVERSAL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited) (In thousands)


                                                Nine months ended
                                                   September 30,
                                               ---------------------
                                                 1997         1996
                                               --------     --------
Cash flows from operating activities:
  Net loss                                    $(10,971)    $(3,702)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Depreciation and amortization                1,175         825
    Provision for losses on accounts
      receivable                                   575         108
    Provision for inventory obsolescence
      and shrinkage                                784         830
    Reserve for store closings                     218          -
    Non-controlling interest in
      subsidiary's net loss                         -         (496)
    Changes in operating assets and
        liabilities:
      Accounts receivable                        2,321      (2,253)
      Inventories                                2,808      (5,736)
      Other current assets                          69        (545)
      Accounts payable                             313         975
      Other current liabilities                 (1,018)     (1,022)
                                                ------     -------
        Net cash used by operating
          activities                            (3,726)    (11,016)
                                                ------     -------

Cash flows from investing activities:
  Additions to equipment and
    improvements                                   (42)     (3,482)
                                                ------     -------
       Net cash used by investing
          activities                               (42)     (3,482)
                                                ------     -------

Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreements                  3,630      13,812
  Proceeds from long-term debt                   1,872         635
  Payments of long-term debt                    (1,908)       (422)
                                                ------     -------
            Net cash provided by financing
           activities                            3,594      14,025
                                                ------     -------

Net decrease in cash                              (174)       (473)

Cash, beginning of period                          521         811
                                                ------     -------

Cash, end of period                           $    347     $   338
                                                ------     -------
                                                ------     -------

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

     The financial statements presented herein as of September 30, 1997 and for the three and nine months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Revolving Credit Agreement

     During the third quarter of 1997, the Company obtained a seasonal increase in its revolving credit agreement from $14 million to $16.75 million through December 31, 1997. In addition, the lender waived compliance by the Company of its consolidated tangible net worth covenant through December 31, 1997.

3.   Subsequent Events:

     Subsequent to September 30, 1997, Only Deals acquired 8 stores in Texas from Perry Brothers, Inc. These stores were opened in October 1997. The Company does not intend to open any new Only Deals stores during the remainder of 1997.

     On November 11, 1997, the Company entered into a definitive stock purchase agreement with 99 Cents Only Stores, subject to customary closing conditions. 99 Cents Only Stores agreed to acquire 4.5 million newly issued shares of the Company's common stock for $4 million, $2 million in cash and $2 million in merchandise credits. The closing is scheduled for November 17, 1997.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Universal International, Inc. ("Universal" or the "Company") buys and sells quality "close-out" merchandise at the wholesale level (see "Liquidity and Capital Resources" with respect to downsizing of wholesale operations). The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 49 retail stores offering close-out merchandise in 8 states in the Upper Midwest. In addition, the Company opened 8 Only Deals stores in Texas during October 1997. The Company has decided to close 5 Only Deals stores and has reserved $218,000 related primarily to the net book value of leasehold improvements for these store closings. The Company, through its 40.5% ownership of Odd's-N-End's, Inc. ("Odd's-N-End's"), also operates 22 close-out retail stores in New York State. The Company's wholesale and retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others. In addition, the Company's 95% owned subsidiary, Universal Asset-Based Services, Inc. ("Asset-Based Services"), which commenced operations in April 1996, provides inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers.

FORWARD LOOKING INFORMATION

Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the Company's ability to execute its business plans, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.

                                Three Months        Nine Months
                             Ended September 30,   Ended September 30,
                             -------------------   -------------------
                                1997     1996         1997     1996
                                ----     ----         ----     ----
                                 (unaudited)           (unaudited)
Net sales..................     100.0%   100.0%       100.0%   100.0%
Cost of goods sold.........      58.4     60.7         64.2     63.2
                                -----    -----        -----    -----
Gross margin...............      41.6     39.3         35.8     36.8
Selling, general and
 administrative expenses...      70.2     42.2         52.3     42.8
                                -----    -----        -----    -----
    Loss from operations...     (28.6)%   (2.9)%      (16.5)%   (6.0)%
                                -----    -----        -----    -----
                                -----    -----        -----    -----



The following table sets forth, for the periods indicated, certain information relating to the Company's operations.

                                                    (In Thousands)
                              Three Months Ended                              Nine Months Ended
                                 September 30,                                  September 30,
                            ---------------------   Increase                ---------------------     Increase
                                1997      1996      (Decrease)     Percent    1997         1996       (Decrease)   Percent
                            ----------------------  ----------------------  ---------------------     --------------------
Net Sales:
 Wholesale                  $  375       $7,016     $(6,641)       (94.7%)   $14,100      $19,982     $(5,882)     (29.4%)
 Retail:
      Only Deals             9,331        8,585         746          8.7%     27,166       20,980       6,186       29.5%
      Odd's-N-End's          5,237        4,876         361          7.4%     14,594       14,402         192        1.3%

Gross Margin:
 Wholesale                      (4)       1,876      (1,880)      (100.2%)     1,034        4,635      (3,601)     (77.7%)
 Retail:
      Only Deals             3,868        3,784          84          2.2%     12,020        9,149       2,871       31.4%
      Odd's-N-End's(1)       2,193        2,162          31          1.4%      6,464        6,269         195        3.1%

Selling, General and
 Administrative Expenses:
 Wholesale                   1,225        1,719        (494)       (28.7%)     5,176        5,257         (81)      (1.5%)
 Retail:
      Only Deals             6,778        4,837       1,941         40.1%     17,171       11,979       5,192       43.3%
      Odd's-N-End's          2,440        1,964         476         24.2%      6,559        6,249         310        5.0%


(1) Excludes impact of intercompany profit under the supply agreement with Universal, which has been eliminated in consolidation.

NET SALES

Net sales for the third quarter and nine months ended September 30, 1997 decreased by $5,634,000 or 27.0% and increased by $738,000 or 1.3%, respectively, from the corresponding periods last year. Wholesale sales during the first nine months of 1997 decreased due to the downsizing of wholesale operations (see "Liquidity and Capital Resources"). Wholesale sales decreased significantly in the third quarter of 1997 as wholesale inventory levels declined substantially. Management expects wholesale sales will be insignificant during the fourth quarter of 1997 as the downsizing is completed.

Net sales by Only Deals increased primarily due to the full year performance from the addition of 20 new stores during the first nine months of 1996, including 11 during the third quarter of 1996. At September 30, 1997, the Company had 49 Only Deals retail stores in operation (including five stores reserved for closing) compared to 49 (including one store reserved for closing) at September 30, 1996. In addition, net sales by Only Deals and Odd's-N-End's for the third quarter of 1997 increased due to aggressive advertising and improvements in merchandise mix and inventory levels. Net sales for Only Deals and Odd's-N-End's during the second quarter of 1997 were negatively impacted by supply disruptions that occurred prior to the closing of the new credit facility. Although sales increased during the third quarter of 1997, the supply disruptions continued to negatively impact third quarter sales.

Net sales for Asset-Based Services were $265,000 and $786,000 during the quarter and nine months ended September 30, 1997, respectively, compared to $365,000 and $544,000 during the quarter and nine months ended September 30, 1996. Asset-Based Services commenced operations during the second quarter of 1996.

GROSS MARGIN

Gross margin decreased $1,865,000 or 22.8% for the third quarter of 1997 and decreased $293,000 or 1.4% for the nine months ended September 30, 1997. Wholesale gross margin was -1.1% and 7.3% of sales for the quarter and nine months ended September 30, 1997, respectively, compared to 26.7% and 23.2% for the corresponding periods of 1996. The substantial decrease in wholesale gross margin is directly related to selling merchandise at lower margins to substantially reduce wholesale inventories due to the downsizing of wholesale operations (see "Liquidity and Capital Resources").

Gross margin for Only Deals increased primarily due to increased sales. Gross margin for Only Deals as a percent of sales was 41.5% and 44.2% for the quarter and nine months ended September 30, 1997 compared to 44.1% and 43.6% for the quarter and nine months ended September 30, 1996, respectively. Gross margin for Odd's-N-End's for the third quarter of 1997 decreased as a percent of sales from

44.3% to 41.9%, excluding the impact of intercompany profit under the supply agreement with Universal. Gross margin for Odd's-N-End's as a percent of sales increased to 44.3% for the first nine months of 1997 compared to 43.5% for the same period of the prior year. The decrease in retail gross margin during the third quarter of 1997 was due to increased promotional pricing and due to the lack of higher margin import merchandise as a result of supply disruptions. The increase in retail gross margin for the first nine months of 1997 was primarily due to reduced markdowns of seasonal merchandise in the first quarter of 1997 compared to the first quarter of 1996. In addition, the Company's change in merchandise mix has resulted in lower product costs and improved margins.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses for the quarter and nine months ended September 30, 1997 increased by $1,879,000 or 21.4% and $5,733,000 or 23.9%, respectively, from the corresponding periods of 1996. This increase primarily resulted from the significant increase in retail operations, which incur much higher operating costs than wholesale operations. The increase in selling, general and administrative expenses as a percent of sales in the wholesale business from 26.3% to 36.7% for the first nine months was due to increased costs incurred during downsizing of wholesale operations and costs to transition out of the prior credit facility.

Selling, general and administrative expenses increased to 72.6% and 63.2% of sales for Only Deals for the third quarter and first nine months of 1997, respectively, as compared to 56.3% and 57.1% for the same periods last year. The increases resulted primarily from increased advertising costs, increased store closing reserve, and increased distribution costs related to the buildup of retail inventories during the third quarter of 1997.

Selling, general and administrative expenses increased to 46.6% and 44.9% of sales for Odd's-N-End's for the third quarter and first nine months of 1997, respectively, as compared to 40.3% and 43.4% for the same periods last year. The increases resulted primarily from increased advertising costs and from higher hourly wages in 1997. These increases were partially offset by decreases due to the elimination of certain corporate overhead costs associated with the Buffalo, New York corporate offices and warehouse, which was sold during the third quarter of 1996.

Selling, general and administrative expenses for Asset-Based Services were $226,000 and $767,000 for the quarter and nine months ended September 30, 1997, respectively, compared to $270,000 and $455,000 for the same periods of 1996.

EQUITY IN NET LOSS OF JOINT VENTURE

During 1996, Asset-Based Services entered into an agreement whereby it became a 50% partner in a joint venture (the "Joint Venture") formed for the purpose of liquidating the inventories from 110 stores of an unaffiliated retail chain. During the third quarter of 1997, the Company recorded $600,000 of equity in net loss of the Joint Venture, its proportionate share of the Joint Venture's net loss. The additional losses were incurred as a result of the Joint Venture's inability to liquidate its remaining inventory in an ordinary fashion through the Perry Brothers, Inc. stores prior to Perry Brothers going out of business during the third quarter of 1997. Management believes that the equity in net income (loss) of the Joint Venture subsequent to September 30, 1997, will not be significant.

NET LOSS

The Company incurred a net loss of $5.3 million and $11.0 million during the third quarter and first nine months of 1997, respectively, compared to a net loss of $1.0 million and $3.7 million during the corresponding periods of 1996. The net loss in the third quarter and first nine months of 1997 was primarily the result of reduced wholesale gross margins, costs incurred in downsizing the wholesale business, costs incurred to transition out of the prior credit facility, lower than anticipated net sales in the retail business as a result of supply disruptions, the high cost of promotional pricing to maintain sales levels despite the supply disruptions, and equity in net loss of the Joint Venture.

LIQUIDITY AND CAPITAL RESOURCES

In June 1997 the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and the then existing Odd's-N-End's bank notes payable of $1.3 million. Under the new revolving credit agreement, as amended, the Company may borrow up to $16.75 million through December 31, 1997 and up to $14 million thereafter against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at September 30, 1997 was 8.5%). The Company also obtained $1.9 million of term loan financing from the new lender, which is included in the total line limit. The term note is payable in 48 equal monthly installments plus interest at prime plus 2% and is collateralized by the Company's equipment and fixtures. The amount available at September 30, 1997, based on the borrowing base, was $16.75 million, of which there were outstanding borrowings of $11.4 million, outstanding borrowings on the fixture loan of $1.8 million, and outstanding letters of credit of $2.65 million.

The Company is in the process of substantially reducing the wholesale inventories and restructuring and downsizing wholesale operations to focus more Company resources on retail operations. Management anticipates that the downsizing of wholesale operations will be completed by December 31, 1997. Management expects that reduced sales from the downsizing of wholesale operations will be substantially offset by increased sales from retail operations for 1997 due to 21 Only Deals stores in operation for all of 1997 versus a partial year in 1996. Management believes that the new credit facility and term loan, combined with the proceeds from the issuance of the common stock discussed below, will be sufficient to satisfy the Company's planned operating requirements for the foreseeable future.

Net cash used by operating activities was $3.7 million for the nine months ended September 30, 1997 principally due to an $11.0 million net loss, a $2.8 million decrease in inventories, and a $2.3 million decrease in accounts receivable. Payments of long-term debt totaling $1.9 million and the $3.7 million net cash used by operating activities were funded primarily by proceeds from the $1.9 million term loan and by a $3.6 million increase in borrowings under the revolving credit facility.

The Company has an agreement which, as amended, provides for advances of up to $10.0 million to Odd's-N-End's, collateralized by substantially all assets of Odd's-N-End's, with interest payable at prime plus 2.5%. There were advances totaling $9.1 million under this agreement as of September 30, 1997 compared to $4.2 million at September 30, 1996.

Subsequent to September 30, 1997, Only Deals acquired 8 stores in Texas from Perry Brothers, Inc. These stores were opened in October 1997. The Company does not intend to open any new Only Deals stores during the remainder of 1997.

On November 11, 1997, the Company entered into a definitive stock purchase agreement with 99 Cents Only Stores, subject to customary closing conditions. 99 Cents Only Stores agreed to acquire 4.5 million newly issued shares of the Company's common stock for $4 million, $2 million in cash and $2 million in merchandise credits. The closing is scheduled for November 17, 1997.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          On November 11, 1997, the Company entered into a definitive stock purchase agreement with 99 Cents Only Stores, subject to customary closing conditions. 99 Cents Only Stores agreed to acquire 4.5 million newly issued shares (the "Shares") of the Company's common stock for $4 million, $2 million in cash and $2 million in merchandise credits. The closing is scheduled for November 17, 1997.

          These shares will represent 48% of the issued and outstanding shares of the Company's common stock upon issuance. This sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended for transactions not involving a public offering. In connection with this transaction, the Company entered into a Registration Rights Agreement providing 99 Cents Only Stores with demand and piggyback registration rights for the Shares. Further, 99 Cents Only Stores and Mark H. Ravich entered into a Shareholders Agreement with respect to nomination and voting of members of the Company's Board of Directors. Among other things, so long as 99 Cents Only Stores holds at least 20% of the Shares, 99 Cents Only Stores shall have the right to designate such number of members to the Company's board of directors as shall constitute one member less than a majority of the directors.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.


          The Company held its annual meeting on July 22, 1997 in Minneapolis, Minnesota. The Company solicited proxies and filed definitive proxy statements with the Commission pursuant to Regulation 14A. The matters voted upon at that meeting and the votes cast were as follows:

               Proposal                          Vote
               --------                      -------------------
                                                       Withhold
                                             For       Authority
                                             ---       ---------

          (1)  The election of the
               following people to the
               Board of Directors:

               Norman J. Ravich            4,254,840     187,075
               Mark H. Ravich              4,269,440     172,475
               Wesley J. Laseski           4,268,140     173,775
               Ernest M. Simon             4,280,140     161,775
               Stanford A. Weiner          4,280,140     161,775

          (2)  Ratification of the
               appointment of Coopers
               & Lybrand L.L.P. as the
               Company's independent
               auditors for fiscal year
               ending December 31, 1997

                              Vote
               ------------------------------------
                  For        Against        Abstain
                  ---        -------        -------

               4,392,285      31,850           0



Item 5.   Other information.

          In connection with the Stock Purchase Agreement (see Item 2), 99 Cents Only Stores has the right to nominate persons to the Company's board of directors. Although no such persons have been nominated as of the date hereof, the Company anticipates that such persons will be identified shortly.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  EXHIBITS
               --------

               Exhibit 10.14.2 First Amendment to Loan and Security Agreement between the Company and Coast Business Credit dated September 25, 1997.

          (b)  REPORTS ON FORM 8-K
               -------------------

               (i)  The Company filed a Form 8-k dated September
                    9, 1997 relating to an organizational restructuring.

               (ii) The Company filed a Form 8-k dated October 24, 1997 relating to the proposed transaction with 99 Cents Only Stores.

                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL INTERNATIONAL, INC.

DATE: November 14, 1997                By:  /s/ Mark H. Ravich
                                            ------------------------------
                                            Mark H. Ravich
                                            Chief Executive Officer
                                            (principal financial
                                             officer)