Form 10-K405
period 1997-12-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1998-03-31
CIK 868054

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

                         COMMISSION FILE NUMBER 0-18823
                            ------------------------

                         UNIVERSAL INTERNATIONAL, INC.

           (Exact name of the registrant as specified in its charter)

             MINNESOTA                  41-0776502
  (State or other jurisdiction of    (I.R.S. Employer
  incorporation or organization)      Identification
                                           No.)

    5000 WINNETKA AVENUE NORTH,            55428
        NEW HOPE, MINNESOTA             (Zip Code)
  (Address of Principal Executive
              Office)

                                 (612) 533-1169

                         Registrant's telephone number

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                              TITLE OF EACH CLASS

                         COMMON STOCK, $0.05 PAR VALUE

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ____.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. YES _X_ NO ____.

    As of March 17, 1998, 9,393,328 shares of common stock of the Registrant were outstanding of which 3,897,236 shares were held by non-affiliates, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $2.25 last reported sale price of the common stock at that date by the NASDAQ National Market System), held by non-affiliates was approximately $8,769,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's definitive proxy statement to be filed pursuant to Regulation 14A are incorporated by reference in this Form 10-K.

2. The Registrant's Report on Form 8-K/A dated January 8, 1998 is incorporated by reference in this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") was a large national wholesaler of quality "closeout" merchandise through early 1997. However, in the first quarter of 1997, the Company began reducing wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of reductions in its credit line (see "Liquidity and Capital Resources") and to focus more Company resources on retail operations.

    During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell Universal Asset-Based Services, Inc. (Asset-Based Services), a 95% owned subsidiary formed during 1996 which provided inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers. The sale of Asset-Based Services was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and prior years financial statements have been restated to reflect the discontinuation of these segments.

    As of December 31, 1997, the Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owned and operated 56 retail stores offering close-out merchandise in 8 states in the Upper Midwest and in Texas. Only Deals stores sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

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

    In the first quarter of 1997, the Company was in technical default on several provisions of its then existing revolving credit agreement. As a result of these defaults, the lender reduced the credit line in stages from $16 million to $10 million as of May 31, 1997 and increased the interest rate on the outstanding borrowings from prime plus 1.5% to prime plus 3.5%.

    In June 1997, the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and Odd's-N-End's then existing bank notes payable of $1.3 million. Under the new revolving credit agreement, the Company may borrow up to $14 million against a borrowing base derived from the level of qualifying accounts receivable and inventory. In September 1997, the Company obtained a seasonal increase in the revolving credit agreement to $16.75 million through December 31, 1997. In addition, the lender waived compliance by the Company of its consolidated tangible net worth covenant through December 31, 1997.

    In November 1997, the Company issued 4.5 million shares of Common Stock to 99 CENTS Only Stores for $4 million, $2 million in cash and $2 million in merchandise credits. As a result 99 CENTS Only Stores currently owns 48% of the Company's Common Stock. Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores. In addition, 99 CENTS Only Stores made a proposal to the Board of Directors of Odd's-N-End's to acquire all outstanding shares of Common Stock of Odd's-N-End's not owned by the Company, for cash of approximately $830,000.

    Subsequent to December 31, 1997, the Company's lender waived compliance by the Company of its consolidated tangible net worth covenant through March 30, 1998. However, management does not believe that the Company will be in compliance with this covenant as of March 31, 1998. This condition, as well as the Company's operating results for 1997, raise a concern as to the Company's ability to continue as a going concern.

    The Company is currently in the process of negotiating with the lender to obtain another waiver of the consolidated tangible net worth covenant. In addition, management believes that 99 CENTS Only Stores will provide sufficient financing to satisfy the Company's planned operating requirements through December 31, 1998. However, there can be no assurance that the Company will obtain a waiver from the lender or that 99 CENTS Only Stores will provide sufficient financing to operate the Company.

SUPPLY OF CLOSE-OUT MERCHANDISE

    The Company requires a significant number of close-out consumer products to operate its business. During 1997, the Company experienced difficulty in obtaining shipments from many of its vendors primarily due to concerns about the Company's liquidity following its default under its credit facility. (See "Liquidity and Capital Resources").

    The supply of merchandise improved dramatically during the second half of 1997 after the Company obtained its new revolving credit facility. However, the Company continued to experience difficulty in obtaining shipments from certain vendors until 99 CENTS Only Stores made its investment in the Company in November 1997. The Company is currently experiencing no difficulty in obtaining merchandise due to its relationship with 99 CENTS Only Stores, and the Company does not anticipate having a significant problem sourcing an adequate supply of merchandise for the foreseeable future.

SEASONALITY

    The Company's business is affected by the pattern of seasonality common to most retail businesses, in particular the Christmas selling season. Quarterly results are affected by, among other things, the timing of holidays, new store openings and sales performance of existing stores.

COMPETITION

    The Company operates in a highly competitive environment, competing with discount stores, chain stores and other retailers. Many of these competitors have longer established relations with suppliers and consumers as well as substantially greater financial resources and wider distribution capabilities than the Company. In addition to competing in the retail sale of merchandise, the Company encounters significant competition in purchasing merchandise for its stores. The Company's ability to purchase a broad array of merchandise at close-out prices is critical to its success. Large retailers enjoy a competitive advantage of economies of scale in both the purchase and sale of merchandise. These retailers are often unable to take advantage of close-out merchandise purchases, however, due to the limited quantities of merchandise sometimes available for purchase and the fact that the goods cannot be reordered.

EMPLOYEES

    At March 13, 1998, the Company had 273 full-time employees, of whom 6 were involved in the purchase of close-out goods, 86 were involved in warehousing and administration, and 181 were involved in the retail operations. Also, 685 employees were employed in a part-time capacity in the retail operations. In addition, Odd's-N-End's had 66 full-time and 243 part-time employees at March 13, 1998. None of the Company's, Only Deals, or Odd's-N-End's employees are covered by a collective bargaining agreement.

ITEM 2.  PROPERTIES

    The Company's executive offices and warehouse are located at 5000 Winnetka Avenue North in New Hope, Minnesota. This facility has 210,000 square feet and is currently being fully utilized by the Company. The Company has a 10-year lease for this warehouse which commenced in 1989 and expires on July 31, 2000 and contains a right of first refusal to purchase the facility.

    All of the Company's stores are leased. Only Deals leases approximately 520,000 square feet of retail space for its 56 stores. Only Deals stores average 10,000 gross square feet. Only Deals store leases expire in April 1998 through January 2003. Odd's-N-End's leases approximately 220,000 square feet of retail space for its 22 operating stores, an average of 10,000 square feet per store. Odd's-N-End's store leases expire in January 1999 through January 2004. Some store leases have renewal options. For certain Only Deals store leases, the Company has set provisions which allow the Company (and in some cases, the landlord) to terminate the lease if stores do not obtain pre-established sales levels at the end of a specified period of time from the lease commencement date, or if other conditions are not met.

ITEM 3.  LEGAL PROCEEDINGS

    The Company experiences routine litigation in the normal course of its business. The Company does not believe that any pending litigation will have a material adverse effect on the financial condition, results of operations, or cash flows of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matter was submitted to a vote of the Company's security holders during the fourth quarter ended December 31, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

    The following table sets forth certain information concerning the executive officers of the Company as of March 17, 1998.

NAME                                             AGE      POSITION
-------------------------------------------  -----------  -------------------------------------------
Richard L. Ennen...........................          45   Chief Executive Officer
Robert R. Langer...........................          42   Chief Operating Officer
Dennis A. Hill.............................          34   Chief Financial Officer

    Richard L. Ennen became Chief Executive Officer of the Company in January 1998. Mr. Ennen joined the Company in September 1996, as Executive Vice President and General Merchandising Manager and became President of Only Deals in October 1996. From 1992 to September 1996, Mr. Ennen was Director of Retail Merchandising and Retail Operations for Holiday Companies, a large grocery, wholesale and gasoline company based in Bloomington, Minnesota. Mr. Ennen is also a director of Odd's-N-End's, Inc.

    Robert R. Langer became Chief Operating Officer of Only Deals in September 1994. Mr. Langer joined Only Deals in February 1992, as Vice President--Retail Operations. From June 1989 to January 1992, Mr. Langer was Director of the Retail Division for Lieberman Enterprises, a major music and video distributor. Mr. Langer is also a director of Odd's-N-End's, Inc.

    Dennis A. Hill became Chief Financial Officer of the Company in January 1998. Mr. Hill joined the Company in January 1996, as Corporate Controller. From January 1994 to January 1996, Mr. Hill was Manager of Financial Reporting for Damark International, a mail order retailer. From September 1986 to January 1994, Mr. Hill was employed by Touche Ross/Deloitte & Touche, an international accounting firm, where he served as Audit Manager from September 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Universal's common stock trades on The NASDAQ Stock Market under the symbol UNIV. The following table sets forth the quarterly high and low sale prices of the common stock for the periods indicated.

                                                                                 HIGH        LOW
                                                                               ---------  ---------
Year Ended December 31, 1996
  First Quarter..............................................................  $    5.25  $    3.38
  Second Quarter.............................................................  $    5.13  $    4.38
  Third Quarter..............................................................  $    4.63  $    2.63
  Fourth Quarter.............................................................  $    2.88  $    1.63

Year Ended December 31, 1997
  First Quarter..............................................................  $    2.75  $    1.13
  Second Quarter.............................................................  $    1.94  $     .31
  Third Quarter..............................................................  $    1.00  $     .50
  Fourth Quarter.............................................................  $    4.00  $     .72

    As of March 17, 1998, there were more than a hundred holders of record of the Company's common stock. The Company believes that there are more than 1,400 beneficial owners in addition to the shareholders of record. The last reported sales price of the common stock on March 17, 1998, was $2.25. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

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

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statement of Operations Data:
Net sales.................................................  $   68,705  $  59,863  $  47,655  $  22,335  $  17,592
Gross margin..............................................  $   29,476  $  26,205  $  21,584  $  10,153  $   8,299
Loss from continuing operations...........................  $   (7,379) $  (2,956) $    (695) $  (1,322) $    (836)
Income (loss) from discontinued operations................  $   (4,508) $  (1,345) $   2,005  $    (301) $  (2,430)
Net Income (loss).........................................  $  (11,887) $  (4,301) $   1,310  $  (1,623) $  (3,266)
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
Basic Income (loss) Per Common Share:
  From Continuing Operations..............................  $    (1.35) $    (.60) $    (.14) $    (.27) $    (.17)
  From Discontinued Operations............................        (.83)      (.28)       .41       (.06)      (.50)
                                                            ----------  ---------  ---------  ---------  ---------
Net income (loss).........................................  $    (2.18) $    (.88) $     .27  $    (.33) $    (.67)
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
Diluted Income (loss) Per Common Share:
  From Continuing Operations..............................  $    (1.35) $    (.60) $    (.14) $    (.27) $    (.17)
  From Discontinued Operations............................        (.83)      (.28)       .40       (.06)      (.50)
                                                            ----------  ---------  ---------  ---------  ---------
Net income (loss).........................................  $    (2.18) $    (.88) $     .26  $    (.33) $    (.67)
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
Weighted average common shares outstanding:
  Basic...................................................       5,456      4,893      4,893      4,893      4,893
  Diluted.................................................       5,456      4,893      5,082      4,893      4,893

                                                                              AS OF DECEMBER 31,
                                                            ------------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                            ----------  ---------  ---------  ---------  ---------
                                                                                (IN THOUSANDS)
Balance Sheet Data:
Working capital...........................................  $    1,105  $   8,038  $  18,641  $  14,519  $  17,326
Total assets..............................................      31,388     42,207     35,509     27,346     26,922
Long term debt and revolver, including current
  maturities..............................................      11,398     10,078      4,465     --            738
Total liabilities.........................................      22,787     25,719     14,224      7,867      5,820
Stockholders' equity......................................       8,601     16,488     20,789     19,479     21,102

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Universal International, Inc. ("Universal" or the "Company") was a large national wholesaler of quality "closeout" merchandise through early 1997. However, in the first quarter of 1997, the Company began reducing wholesale inventories and restructuring and downsizing wholesale operations to minimize the impact of reductions in its credit line (see "Liquidity and Capital Resources") and to focus more Company resources on retail operations.

    During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell Universal Asset-Based Services, Inc. (Asset-Based Services), a 95% owned subsidiary formed during 1996 which provided inventory valuation and liquidation services to a wide range of financial institutions, retailers and manufacturers. The sale of Asset-Based Services was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and prior years financial statements have been restated to reflect the discontinuation of these segments.

    The Company, through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 56 retail stores offering close-out merchandise in 8 states in the Upper Midwest and in Texas. Only Deals stores sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

    On December 28, 1994, the Company acquired a 40.5 percent interest in Odd's-N-End's, Inc., a Buffalo, New York-based close-out retailer with 22 retail stores. The Company's investment was under a court approved plan of reorganization of Odd's-N-End's, Inc. which emerged from bankruptcy on December 28, 1994. In early 1995, the Company assumed control over day to day operations of Odd's-N-End's. Accordingly, commencing in 1995, the Company is fully consolidating the results of Odd's-N-End's with those of the Company with elimination of intercompany transactions, including those under a supply agreement between the Company and Odd's-N-End's.

    In November 1997, the Company issued 4.5 million shares of Common Stock to 99 CENTS Only Stores for $4 million, $2 million in cash and $2 million in merchandise credits. As a result 99 CENTS Only Stores currently owns 48% of the Company's Common Stock. Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores. In addition, 99 CENTS Only Stores made a proposal to the Board of Directors of Odd's-N-End's to acquire all outstanding shares of Common Stock of Odd's-N-End's not owned by the Company, for cash of approximately $830,000.

FORWARD LOOKING INFORMATION

    Information contained in this Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain from its lender a waiver of the consolidated tangible net worth covenant, the ability of the Company to obtain additional financing from 99 CENTS Only Stores, the Company's ability to execute its business plan, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

RESULTS OF CONTINUING OPERATIONS

    The following table sets forth, for the periods indicated, certain items from the Company's consolidated statement of operations expressed as a percentage of net sales.

                                             YEAR ENDED DECEMBER 31,
                                          ------------------------------
                                            1997       1996       1995
                                          --------   --------   --------
Net sales...............................     100.0%     100.0%     100.0%
Cost of goods sold......................      57.1       56.2       54.7
                                          --------   --------   --------
Gross margin............................      42.9       43.8       45.3
Selling, general & administrative
  expenses..............................      51.6       47.4       46.8
                                          --------   --------   --------
Operating loss..........................      (8.7)%     (3.6)%     (1.5)%
                                          --------   --------   --------
                                          --------   --------   --------
Net income (loss).......................     (17.3)%     (7.2)%      2.7%
                                          --------   --------   --------
                                          --------   --------   --------

1997 COMPARED TO 1996

    NET SALES

    Overall net sales for the Company in 1997 increased to $68.7 million, a 14.8% increase from net sales of $59.9 million for 1996. This increase was primarily due to the full year performance from the addition of 21 new stores during 1996 and the addition of eight new stores in October 1997. At December 31, 1997, the Company had 78 retail stores in operation (including five stores reserved for closing) compared to 73 (including one store reserved for closing) at December 31, 1996. Three stores were closed in 1997. Net sales in 1997 were negatively impacted by supply disruptions which began prior to the closing of the new credit facility and which continued through the remainder of 1997. Despite these disruptions, net sales improved in the second half of 1997 due to aggressive advertising and improvements in merchandise mix and inventory levels. Management expects 1998 net sales to increase significantly as a result of a more consistent flow of merchandise, including merchandise from 99 CENTS Only Stores, and due to an effort currently underway to re-merchandise the stores.

    GROSS MARGINS

    Gross margins for 1997, excluding the impact of intercompany profit under the supply agreement, increased to $29.5 million, a 12.5% increase from gross margins of $26.2 million for 1996. Gross margins, as a percent of sales, decreased due primarily to increased promotional pricing during 1997 and due to the lack of higher margin import merchandise as a result of supply disruptions.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses for 1997 were $35.5 million, a 25% increase from 1996 selling, general and administrative expenses of $28.4 million. This increase was due primarily to the addition of 21 and 8 stores during 1996 and 1997, respectively. Increased advertising costs, increased store closing reserve and higher hourly wages in 1997 also contributed to the increase. These increases were partially offset by decreases due to the elimination of certain corporate overhead costs associated with the Buffalo, New York office and warehouse, which was sold during the third quarter of 1996.

    INTEREST EXPENSES AND OTHER

    Interest expense increased to $1.4 million in 1997 compared to $1.3 million in 1996. Interest expense in 1997 reflects the higher level of borrowings to support the Company's continuing losses.

    INCOME TAXES

    The Company is in a net operating loss carryforward position with no remaining carryback available.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS

    Income (loss) from discontinued operations was a loss of $4.5 million in 1997 compared to a loss of $1.3 million in 1996. The increase was primarily due to the Company's liquidation of the wholesale business in 1997 and the related reductions in (i) sales from $26.7 million in 1996 to $14.2 million in 1997 and
(ii) gross margin from 22.5% in 1996 to 5.2% in 1997.

1996 COMPARED TO 1995

    NET SALES

    Overall net sales for the Company in 1996 increased to $59.9 million, a 25.6% increase from net sales of $47.7 million in 1995. This increase was primarily due to the addition of nine new stores in the second half of 1995 and the addition of 21 new stores during 1996. At December 31, 1996, the Company had 73 stores in operation (including one store reserved for closing) compared to 53 (including two stores reserved for closing) at December 31, 1995. Two stores were closed in January 1996 and one was closed in February 1997.

    GROSS MARGINS

    Gross margins for 1996, excluding the impact of intercompany profit under the supply agreement, increased to $26.2 million a 21.3% increase from gross margins of $21.6 million for 1995. Gross margins decreased as a % of net sales primarily due to higher than planned markdowns of seasonal merchandise in the first quarter of 1996 and increased promotional pricing during the fourth quarter of 1996.

    SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses were $28.4 million for 1996 an increase of 27% from the 1995 level of $22.3 million.

    The increase was due primarily to the addition of nine and 21 stores during 1995 and 1996, respectively. Pre-opening expenses incurred by the 21 new stores opened during 1996 in addition to increased infrastructure costs incurred to support the growth in the retail business also contributed to the increase. The Company charges to expense as incurred all costs associated with the opening of new stores, except for purchases of equipment and the costs of leasehold improvements which are capitalized.

    The increase was offset partially by the elimination of certain corporate overhead costs associated with the Buffalo, New York office and warehouse, which was sold during the third quarter of 1996 for a nominal gain.

    INTEREST EXPENSE AND OTHER

    Interest expense increased to $1,276,000 in 1996 compared to $667,000 in 1995 due to an increase in borrowings under the revolving credit facility to support the Only Deals expansion and to fund Odd's-N-End's working capital needs.

    INCOME (LOSS) FROM DISCONTINUED OPERATIONS

    Income (loss) from discontinued operations was a loss of $1.3 million in 1996 compared to income of $2.0 million in 1995. The decrease was due to lower net sales and lower wholesale gross margins of 22.5% in 1996 versus 23.4% in 1995.

    LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1996, the Company had a $16 million revolving credit agreement with a financial institution. During the first quarter of 1997, the Company defaulted on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12.5 million and increased the interest rate on the outstanding borrowings from prime plus 1.5% to prime plus 3.5%. The lender further reduced the credit line to $11 million as of April 30, 1997 and $10 million as of May 31, 1997.

    As a result of these reductions in the credit line and to focus more Company resources on retail operations, during early 1997, the Company began the process of substantially reducing wholesale inventories and restructuring and downsizing wholesale operations. The Company completed this process during the second half of 1997.

    In June 1997 the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and the then existing Odd's-N-End's bank notes payable of $1.3 million. Under the new revolving credit agreement, as amended, the Company may borrow up to $14 million against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at December 31, 1997 was 8.5%). The Company also obtained $1.9 million of term loan financing from the new lender, which is included in the total line limit. The term note is payable in monthly installments of $39,000 plus interest at prime plus 2% through June 30, 1999, at which time the remaining balance is due. The term note is collateralized by the Company's equipment and fixtures. The amount available under the revolving credit agreement at December 31, 1997, based on the borrowing base, was $13.25 million, of which there were outstanding borrowings of $9.3 million, outstanding borrowings on the fixture loan of $1.7 million, and outstanding letters of credit of $0.5 million.

    During 1997, the Company was unable to pay its vendors within normal trade terms as it experienced continued net losses and a substantial decline in consolidated net worth. As a result, management focused its efforts on obtaining additional financing, and in November 1997, the Company issued 4.5 million shares of Common Stock to 99 CENTS Only Stores for $4 million, $2 million in cash and $2 million in merchandise credits. Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores.

    Subsequent to December 31, 1997, the Company's lender waived compliance by the Company of its consolidated tangible net worth covenant through March 30, 1998. However, management does not believe that the Company will be in compliance with this covenant as of March 31, 1998.

    The Company is currently in the process of negotiating with the lender to obtain another waiver of the consolidated tangible net worth covenant. In addition, management believes that 99 CENTS Only Stores will provide sufficient financing to satisfy the Company's planned operating requirements through December 31, 1998. There can be no assurance that the Company will obtain a waiver from the lender or that 99 CENTS Only Stores will provide sufficient financing to operate the Company through December 31, 1998.

    Net cash used by operating activities was $1.6 million for the year ended December 31, 1997 principally due to an $11.9 million net loss and a $4.3 million decrease in operating liabilities, offset by a $7.6 million decrease in inventories, a $3.4 million decrease in accounts receivable and $3.8 million of non-cash expenses. Payments of long-term debt totaling $2.0 million and the $1.6 million net cash used by operating activities were funded primarily by proceeds from the $1.9 million term loan, $2.0 million of proceeds from the issuance of Common Stock and by a $1.5 million increase in borrowings under the revolving credit facility.

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

    The Company has an agreement which, as amended, provides for advances of up to $10 million to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $8.7 million and $3.6 million under this agreement as of December 31, 1997 and 1996, respectively.

EFFECTS OF INFLATION AND ECONOMIC TRENDS

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

    The Company is in the process of assessing its systems and equipment with respect to Year 2000 compliance. The Year 2000 issues will either be addressed with scheduled system upgrades or through the Company's internal systems development staff. The incremental costs will be charged to expense as incurred and are not expected to have a material impact on the financial position or results of operations of the Company. However, the Company could be adversely impacted if the Year 2000 modifications are not properly completed by either the Company or its vendors, banks or any other entity with whom the Company conducts business. Accordingly, the Company plans to devote the necessary resources to resolve all significant Year 2000 issues in a timely manner.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following consolidated financial statements of the Company are included under this item:

                                                                                                               PAGE
                                                                                                             ---------
Report of Independent Public Accountants...................................................................         13

Report of Independent Accountants..........................................................................         14

Consolidated Balance Sheets, December 31, 1997 and 1996....................................................         15

Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995.................         16

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995.......         17

Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995.................         18

Notes to Consolidated Financial Statements.................................................................         19

Report of Independent Accountants on Consolidated Financial Statement Schedule.............................         29

Consolidated Financial Statement Schedule..................................................................         30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Universal International, Inc.:

    We have audited the accompanying consolidated balance sheet of Universal International, Inc. and subsidiaries (a Minnesota corporation) as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Universal International, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has experienced negative operating results and liquidity constraints that raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

    Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements and supplementary data is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule for the year ended December 31, 1997 has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                             ARTHUR ANDERSEN LLP

Minneapolis, Minnesota
March 6, 1998

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Universal International, Inc.:

    We have audited the accompanying consolidated balance sheet of Universal International, Inc. as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Universal International, Inc. as of December 31, 1996, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    The accompanying consolidated financial statements have been prepared assuming that Universal International, Inc. will continue as a going concern. As more fully described in Note 6, the Company was in default of several provisions of its then existing revolving credit agreement and had not obtained new financing to replace this revolving credit agreement. In addition, the Company incurred a consolidated net loss of $4.3 million in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 15, 1997

                         UNIVERSAL INTERNATIONAL, INC.

            CONSOLIDATED BALANCE SHEETS, DECEMBER 31, 1997 AND 1996

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                                                                 DECEMBER 31,
                                                                                             ---------------------
                                                                                                1997       1996
                                                                                             ----------  ---------
Current assets:
  Cash.....................................................................................  $    1,053  $     521
  Accounts receivable, net of allowance of $480 and $200, respectively.....................         312      3,707
  Inventories..............................................................................      18,901     26,458
  Other current assets.....................................................................       2,105      1,313
                                                                                             ----------  ---------
    Total current assets...................................................................      22,371     31,999
  Equipment and improvements, net..........................................................       8,880     10,056
  Other assets, net........................................................................         137        152
                                                                                             ----------  ---------
    Total assets...........................................................................  $   31,388  $  42,207
                                                                                             ----------  ---------
                                                                                             ----------  ---------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit agreement..............................................  $    9,270  $   7,791
  Current portion of long-term debt........................................................         634        556
  Accounts payable.........................................................................       7,014     12,606
  Accrued expenses.........................................................................       4,348      3,008
                                                                                             ----------  ---------
    Total current liabilities..............................................................      21,266     23,961
Deferred income taxes......................................................................          27         27
Long-term debt, less current portion.......................................................       1,494      1,731
                                                                                             ----------  ---------
    Total liabilities......................................................................      22,787     25,719
                                                                                             ----------  ---------
Commitments and contingencies (Notes 8, 9 and 11)
Stockholders' equity:
  Common stock, $.05 par value, 75,000 shares authorized; 9,393 and 4,893 shares issued and
    outstanding for 1997 and 1996, respectively............................................         470        245
  Additional paid-in capital...............................................................      26,692     22,917
  Accumulated deficit......................................................................     (18,561)    (6,674)
                                                                                             ----------  ---------
    Total stockholders' equity.............................................................       8,601     16,488
                                                                                             ----------  ---------
    Total liabilities and stockholders' equity.............................................  $   31,388  $  42,207
                                                                                             ----------  ---------
                                                                                             ----------  ---------

   The accompanying notes are an integral part of these consolidated balance sheets.

                         UNIVERSAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Net sales.....................................................................  $   68,705  $   59,863  $   47,655
Cost of goods sold............................................................      39,229      33,658      26,071
                                                                                ----------  ----------  ----------
  Gross margin................................................................      29,476      26,205      21,584
Selling, general and administrative expenses..................................      35,483      28,376      22,299
                                                                                ----------  ----------  ----------
  Operating loss..............................................................      (6,007)     (2,171)       (715)
Interest expense and other....................................................      (1,372)     (1,281)       (607)
                                                                                ----------  ----------  ----------
Loss before non-controlling interest, income taxes, and discontinued
  operations..................................................................      (7,379)     (3,452)     (1,322)
Non-controlling interest in subsidiary's net loss.............................      --             496         657
                                                                                ----------  ----------  ----------
Loss before income taxes, and discontinued operations.........................      (7,379)     (2,956)       (665)
Income tax expense............................................................      --          --              30
                                                                                ----------  ----------  ----------
Loss from continuing operations...............................................      (7,379)     (2,956)       (695)
Income (loss) from discontinued operations....................................      (4,508)     (1,345)      2,005
                                                                                ----------  ----------  ----------
Net income (loss).............................................................  $  (11,887) $   (4,301) $    1,310
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Basic Income (loss) Per Common Share:
From Continuing Operations:...................................................  $    (1.35) $     (.60) $     (.14)
From Discontinued Operations:.................................................        (.83)       (.28)        .41
                                                                                ----------  ----------  ----------
    Net income (loss).........................................................  $    (2.18) $     (.88) $      .27
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Diluted Income (loss) Per Common Share:
From Continuing Operations:...................................................  $    (1.35) $     (.60) $     (.14)
From Discontined Operations:..................................................        (.83)       (.28)        .40
                                                                                ----------  ----------  ----------
    Net income (loss).........................................................  $    (2.18) $     (.88) $      .26
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Weighted average common shares outstanding:
Basic.........................................................................       5,456       4,893       4,893
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
Diluted.......................................................................       5,456       4,893       5,082
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         UNIVERSAL INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                               COMMON STOCK
                                                         ------------------------  ADDITIONAL                    TOTAL
                                                                          PAR        PAID-IN    ACCUMULATED   STOCKHOLDERS'
                                                           SHARES       AMOUNT       CAPITAL      DEFICIT        EQUITY
                                                         -----------  -----------  -----------  ------------  ------------
Balances, January 1, 1995..............................       4,893    $     245    $  22,917    $   (3,683)   $   19,479
Net income.............................................      --           --           --             1,310         1,310
                                                              -----        -----   -----------  ------------  ------------
Balances, December 31, 1995............................       4,893          245       22,917        (2,373)       20,789
Net loss...............................................      --           --           --            (4,301)       (4,301)
                                                              -----        -----   -----------  ------------  ------------
Balances, December 31, 1996............................       4,893          245       22,917        (6,674)       16,488
Issuance of Common Stock...............................       4,500          225        3,775        --             4,000
Net loss...............................................      --           --           --           (11,887)      (11,887)
                                                              -----        -----   -----------  ------------  ------------
Balances, December 31, 1997............................       9,393    $     470    $  26,692    $  (18,561)   $    8,601
                                                              -----        -----   -----------  ------------  ------------
                                                              -----        -----   -----------  ------------  ------------

  The accompanying notes are an integral part of these consolidated financial statements.

                         UNIVERSAL INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                     YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1997        1996        1995
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income (loss)...........................................................  $  (11,887) $   (4,301) $    1,310
  Adjustments to reconcile net income (loss) to net cash used for continuing operations:
    (Income) loss from discontinued operations................................       4,508       1,345      (2,005)
    Depreciation and amortization.............................................       1,249         895         463
    Provision for inventory obsolescence and shrinkage........................       1,151       1,257         858
    Provision for losses on store closings....................................         296      --          --
    Non-controlling interest in subsidiary's net loss.........................      --            (496)       (657)
    Changes in operating assets and liabilities:
      Inventories.............................................................      (6,499)     (3,329)     (3,296)
      Other current assets....................................................          56         159        (387)
      Accounts payable........................................................         557       2,910         672
      Accrued expenses........................................................       1,184         221          63
                                                                                ----------  ----------  ----------
          Net cash used for operating activities of continuing operations.....      (9,385)     (1,339)     (2,979)
                                                                                ----------  ----------  ----------
Cash flows from investing activities:
  Additions to equipment and improvements, Net................................        (506)     (3,603)     (3,008)
                                                                                ----------  ----------  ----------
Cash flows from financing activities:
  Proceeds from borrowings under revolving credit agreements..................      83,329      89,548      63,363
  Payments on borrowings under revolving credit agreements....................     (81,850)    (84,080)    (61,040)
  Issuance of Common Stock....................................................       2,000      --          --
  Proceeds from long-term debt................................................       1,873      --          --
  Payments of long-term debt..................................................      (2,032)       (485)       (107)
                                                                                ----------  ----------  ----------
      Net cash provided by financing activities...............................       3,320       4,983       2,216
                                                                                ----------  ----------  ----------
Cash provided by (used in) discontinued operations............................       7,103        (331)      1,591
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash...............................................         532        (290)     (2,180)
Cash, beginning of year.......................................................         521         811       2,991
                                                                                ----------  ----------  ----------
Cash, end of year.............................................................  $    1,053  $      521  $      811
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

  The accompanying notes are an integral part of these consolidated financial statements.

                         UNIVERSAL INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS DESCRIPTION:

    Universal International, Inc. (the Company) acquires close-out merchandise from company overstocks, business liquidations and other sources and sells this merchandise through its retail operations.

    The Company's wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), operates 56 variety close-out retail stores in eight states in the upper Midwest and in Texas as of December 31, 1997. These stores are located in strip shopping centers and enclosed shopping malls. The stores offer close-out consumer products.

    The Company has a 40.5% equity investment in Odd's-N-End's, Inc. ("Odd's-N-End's"), which operates 22 variety close-out retail stores in New York state. The Company also has control over the day-to-day operations of Odd's-N-End's and as a result, Odd's-N-End's financial information is fully consolidated with that of the Company.

SIGNIFICANT ACCOUNTING POLICIES:

    REVENUE RECOGNITION:

    The Company recognized revenue for its wholesale operations upon shipment of merchandise to customers and recognizes revenue for its retail operations upon sale of merchandise.

    PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of the Company and its subsidiaries, as well as, the full consolidation of the accounts of Odd's-N-End's. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

    EQUIPMENT AND IMPROVEMENTS:

    Equipment and improvements are recorded at cost. Maintenance and repairs are charged to expense as incurred. The cost and related accumulated depreciation or amortization of assets sold or disposed of are removed from the accounts and the resulting gain or loss is included in the results of operations.

    Depreciation and amortization is calculated using the straight-line method over the shorter of the estimated useful lives or related lease terms of the assets.

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

1.  BUSINESS DESCRIPTION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(CONTINUED)
    ADVERTISING COSTS:

    Advertising costs are expensed as incurred. Advertising expense, including costs incurred by Odd's-N-End's, totaled $3,944, $2,361, and $1,583 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

    NET INCOME (LOSS) PER COMMON SHARE:

    Basic income (loss) per common share is computed by dividing net income
(loss) for the period by the weighted average number of common shares outstanding during each period. Diluted income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during each year, adjusted in 1995 for incremental shares assumed issued on the exercise of stock options. Stock options were excluded from diluted per share computations for the years ended December 31, 1997 and 1996 as the effect would be anti-dilutive.

    USE OF ESTIMATES:

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The most significant areas which require the use of management's estimates relate to the determination of the allowances for obsolete inventories, uncollectible accounts receivable and inventory shrink reserves, as well as the assessment of impairment related to long-lived assets.

    OTHER COMPREHENSIVE INCOME:

    The Company has no significant items of other comprehensive income.

2.  GOING CONCERN:

    The Company's viability as a going concern is dependent upon obtaining additional financing, maintaining its current credit facility and ultimately, a return to profitability.

    During 1997, the Company was unable to pay its vendors within normal trade terms as it experienced continued net losses and a substantial decline in consolidated net worth. As a result, management focused its efforts on obtaining additional financing, and in November 1997, the Company issued 4.5 million shares of Common Stock to 99 CENTS Only Stores for $4 million, of which $2 million was paid in cash and $2 million in merchandise credits. Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2.  GOING CONCERN: (CONTINUED)
Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores.

    Subsequent to December 31, 1997, the Company's lender waived compliance by the Company of its consolidated tangible net worth covenant through March 30, 1998. However, management does not believe that the Company will be in compliance with this covenant as of March 31, 1998. This condition, as well as the Company's operating results and negative operating cash flow, raise substantial doubt about the Company's ability to continue as a going concern.

    The Company is currently in the process of negotiating with the lender to obtain another waiver of the consolidated tangible net worth covenant. In addition, management believes that 99 CENTS Only Stores will provide sufficient financing to satisfy the Company's planned operating requirements through December 31, 1998. Management's plans to return operations to profitability include planned increases in sales from remerchandising the retail stores and from providing an uninterrupted supply of merchandise; reduction of store operating costs, such as advertising, freight and supplies; and further reductions of corporate overhead costs.

    There can be no assurance that the Company will obtain a waiver from the lender or that 99 CENTS Only Stores will provide sufficient financing to operate the Company through December 31, 1998. In addition, there can be no assurance that management's plans to return operations to profitability will be successful.

3.  DISCONTINUED OPERATIONS:

    During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell Asset-Based Services, which sale was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and prior years financial statements have been restated to reflect the discontinuation of these segments. Revenues for 1997, 1996 and 1995 for the wholesale business were $14,203, $26,678 and $29,315, respectively and for Asset-Based Services $943, $1,089 and $0, respectively. No interest expense was allocated to discontinued operations as all amounts incurred were in support of continuing operations.

4.  INVESTMENT IN ODD'S-N-END'S:

    The Company has entered into an agreement, as amended, to advance up to $10,000 to Odd's-N-End's, collateralized by a secondary interest in substantially all assets of Odd's-N-End's, with interest payable at prime plus 2.5%.

    During 1996, the non-controlling interest in Odd's-N-End's was reduced to $0 due to losses incurred by Odd's-N-End's. As a result, during 1996, the Company began recording the entire amount of Odd's-N-End's net loss, and such losses totaled $2,630 through December 31, 1997.

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

5.  OTHER FINANCIAL STATEMENT DATA:

    The following provides additional disclosures for selected consolidated balance sheet accounts:

                                                                               DECEMBER 31
                                                                           --------------------
                                                                             1997       1996
                                                                           ---------  ---------
Equipment and improvements:
  Fixtures and equipment.................................................  $   8,369  $   8,179
  Leasehold improvements.................................................      5,234      5,311
                                                                           ---------  ---------
                                                                              13,603     13,490
  Less accumulated depreciation and amortization.........................      4,723      3,434
                                                                           ---------  ---------
                                                                           $   8,880  $  10,056
                                                                           ---------  ---------
                                                                           ---------  ---------

                                                                                 DECEMBER 31
                                                                             --------------------
                                                                               1997       1996
                                                                             ---------  ---------
Accrued expenses:
  Accrued payroll..........................................................  $   1,072  $     896
  Unremitted sales tax.....................................................        619        598
  Other....................................................................      2,657      1,514
                                                                             ---------  ---------
                                                                             $   4,348  $   3,008
                                                                             ---------  ---------
                                                                             ---------  ---------

    The following provides supplemental disclosures of consolidated cash flow information:

                                                                         YEAR ENDED DECEMBER 31
                                                                     -------------------------------
                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Cash paid during the year for:
  Interest.........................................................  $   1,293  $   1,279  $     649
  Income taxes.....................................................     --             20         13

Noncash disclosures:
  Disposal of inventories, equipment and improvements related to
    store closings.................................................        140         74        818
  Capital leases for equipment.....................................     --            630        102
  Common stock issued for inventories..............................      2,000     --         --

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  DEBT:

REVOLVING CREDIT AGREEMENT:

    At December 31, 1996, the Company had a $16,000 revolving credit agreement with a financial institution. During the first quarter of 1997, the Company defaulted on several provisions of the amended loan agreement. As a result of these defaults, the lender reduced the credit line to $12,500 and increased the interest rate on outstanding borrowings to prime plus 3.5%. The lender further reduced the credit line to $10,000 as of May 31, 1997.

    In June 1997 the Company entered into a borrowing arrangement with a new lender which replaced the previous credit line and the then existing Odd's-N-End's bank notes payable of $1,300. Under the new revolving credit agreement, as amended, the Company may borrow up to $14,000 (seasonally adjusted to the $16,750 for the fourth quarter of 1997) against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at December 31, 1997 was 8.5%). The Company also obtained $1,873 of term loan financing from the new lender, which is included in the total line limit. The amount available at December 31, 1997, based on the borrowing base, was $13,244, of which there were outstanding borrowings of $9,270, outstanding borrowings on the fixture loan of $1,678, and outstanding letters of credit of $499.

    LONG-TERM DEBT:

    Long-term debt consists of the following at December 31, 1997 and 1996:

                                                                                                     DECEMBER 31,
                                                                                                 --------------------
                                                                                                   1997       1996
                                                                                                 ---------  ---------
Note payable--bank, due in monthly installments of $39 plus interest of prime plus 2% (10.5% at
  December 31, 1997) remaining balance due June 30, 1999.......................................  $   1,678  $  --

Note payable--bank, paid June 1997, interest paid monthly at prime plus 3.25% during 1996 and
  prime plus 4% during 1997....................................................................     --            566

Note payable--bank, paid June 1997, interest paid monthly at prime plus 3.25% during 1996, and
  prime plus 4% during 1997....................................................................     --          1,096

Capital lease obligations payable in various monthly installments through August 2000,
  including interest at 5.0% to 11.1%..........................................................        450        625
                                                                                                 ---------  ---------

                                                                                                     2,128      2,287

  Less current maturities......................................................................        634        556
                                                                                                 ---------  ---------

                                                                                                 $   1,494  $   1,731
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

6.  DEBT: (CONTINUED)
    Scheduled future maturities of long-term debt are as follows:

Year Ending December 31:
1998.............................................................................  $     634
1999.............................................................................      1,342
2000.............................................................................        152
                                                                                   ---------
                                                                                   $   2,128
                                                                                   ---------
                                                                                   ---------

    Future minimum lease payments under capital lease obligations are as follows:

Year Ending December 31:
1998..............................................................................  $     208
1999..............................................................................        155
2000..............................................................................        161
                                                                                    ---------
                                                                                          524
Less interest.....................................................................         74
                                                                                    ---------
Present value of minimum lease payments...........................................  $     450
                                                                                    ---------
                                                                                    ---------

7.  INCOME TAXES:

    At December 31, 1997, the Company has federal net operating loss carryforwards of approximately $13,900 and apportioned state net operating loss carryforwards of approximately $11,500 available to offset against future taxable income.

    The federal net operating loss carryforwards expire as follows:

2008...........................................................
2009...........................................................   $   1,100
2010...........................................................      --
2011...........................................................       3,000
2012...........................................................       9,800
                                                                 -----------
Total..........................................................   $  13,900
                                                                 -----------
                                                                 -----------

    The Company utilized approximately $900 of net operating loss carryforwards in 1995, resulting in a variance between the effective tax rate and the statutory tax rate. The provision recorded in 1995 represents alternative minimum taxes due for federal and state tax purposes.

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

7.  INCOME TAXES: (CONTINUED)
    Temporary differences reflected in the Company's balance sheets for December 31, 1997 and 1996, consisted of:

                                                                        1997       1996
                                                                      ---------  ---------
Inventories.........................................................  $     597  $     508
AMT credit carryover................................................        152        152
NOL carryover.......................................................      5,569      1,829
Other...............................................................        268        375
Depreciation........................................................       (693)      (693)
Deferred tax valuation allowance....................................     (5,920)    (2,198)
                                                                      ---------  ---------
  Net deferred taxes................................................  $     (27) $     (27)
                                                                      ---------  ---------
                                                                      ---------  ---------

8.  COMMITMENTS:

OPERATING LEASES:

    The Company is committed under long-term operating leases for the rental of its office and warehouse facilities and retail store locations. The main facility lease expires on July 31, 2000 and contains a right of first refusal to purchase the facility.

    The terms for the retail store leases range from one to ten years with the leases structured so that the Company generally can extend, at its option, the terms of the leases to a total of ten years. The Company is also required to pay additional rent for some of the retail store locations based on a percentage of sales and, in most cases, real estate taxes and other expenses. Additional rent incurred was not significant in 1997, 1996 or 1995.

    Total rent expense under all leases, for the years ended December 31, 1997, 1996 and 1995 was $8,158, $6,341, and $5,431, respectively, including percentage rent, real estate taxes and other rental pass through expenses.

    As of December 31, 1997, future minimum lease payments (excluding real estate taxes, other rental pass through expenses and percentage rents) due under existing noncancellable operating leases, with remaining terms of greater than one year are as follows:

1998...........................................................................  $   4,966
1999...........................................................................      4,624
2000...........................................................................      3,483
2001...........................................................................      2,049
2002...........................................................................      1,155
Thereafter.....................................................................        581
                                                                                 ---------
                                                                                 $  16,858
                                                                                 ---------
                                                                                 ---------

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9.  EMPLOYEE BENEFIT PLANS:

STOCK OPTIONS:

    The Company has reserved 450 shares of common stock for issuance under the 1990 Stock Option Plan (the Plan), as amended in 1996. Options granted under the Plan can be either incentive stock options or nonqualified stock options. The Board of Directors has the authority to grant options and set the terms. The options are granted at fair market value on the date of grant.

    The Plan also provides for the issuance of stock appreciation rights (SARs) and restricted stock awards. No SARs or restricted stock awards have been issued as of December 31, 1997.

    All stock options under the Plan have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, stock options vest in equal annual portions over five years.

    In addition to the options under the Plan, the Company has granted nonqualified stock options to certain officers and directors. All nonqualified stock options have a maximum term of five years from the date of grant, unless a lesser period is provided for in the option agreement. Generally, nonqualified stock options vest in equal annual portions over a maximum four-year period.

    A summary of changes in outstanding stock options is as follows:

                                                                                 1990 PLAN                NONQUALIFIED
                                                                          ------------------------  ------------------------
                                                                                        WEIGHTED                  WEIGHTED
                                                                                         AVERAGE                   AVERAGE
                                                                            OPTION      EXERCISE      OPTION      EXERCISE
                                                                            SHARES        PRICE       SHARES        PRICE
                                                                          -----------  -----------  -----------  -----------
Balance, December 31, 1994..............................................         197    $    2.50          528    $    6.40
Options canceled........................................................         (55)        2.50         (300)        7.75
Options granted.........................................................          99         3.69          458         2.49
                                                                                 ---        -----          ---        -----
Balance, December 31, 1995..............................................         241         2.99          686         3.20
Options canceled........................................................         (65)        3.38       --           --
Options granted.........................................................         137         3.73          100         4.75
                                                                                 ---        -----          ---        -----
Balance, December 31, 1996..............................................         313         3.23          786         3.40
Options canceled........................................................        (164)        2.68         (228)        4.63
Options granted.........................................................         263         1.54          125         1.13
                                                                                 ---        -----          ---        -----
Balance, December 31, 1997..............................................         412    $    2.37          683    $    2.57
                                                                                 ---        -----          ---        -----
                                                                                 ---        -----          ---        -----
Options exercisable:
December 31, 1995.......................................................          59    $    2.50          347    $    3.90
December 31, 1996.......................................................          90         2.51          464         3.54
December 31, 1997.......................................................          59         2.94          583         2.20

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

9.  EMPLOYEE BENEFIT PLANS: (CONTINUED)
    Proforma disclosures of net income (loss) and net income (loss) per common share as if the fair value based method of accounting for stock options had been applied are as follows:

                                                                                      1997       1996       1995
                                                                                   ----------  ---------  ---------
Net income (loss):                          As reported..........................  $  (11,887) $  (4,301) $   1,310
                                            Pro forma............................     (12,391)    (4,663)       976
Net income (loss) per common share:         As reported
                                            Basic................................  $    (2.18) $    (.88) $     .27
                                            Diluted..............................       (2.18)      (.88)       .26
                                            Pro forma............................
                                            Basic................................       (2.27)      (.95)       .20
                                            Diluted..............................       (2.27)      (.95)       .19

    The fair value of each employee and director stock option has been estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rates of 6.27%, 6.17% and 6.31%; expected volatility of 204%, 49% and 57%; expected life of one to five years; and no dividend yields. The pro forma disclosures may not be representative of the effects on net earnings in future years because the disclosures do not consider pro forma compensation expense related to grants made prior to 1995.

    PROFIT SHARING AND 401(K) PLAN:

    The Company maintains a defined contribution profit sharing plan covering employees who meet certain age and service requirements and which contains provisions for a savings portion to be qualified under Internal Revenue Code
Section 401(k). Participants in the savings portion of the plan may contribute up to 15 percent of annual compensation. The Company contributes discretionary amounts to both the profit sharing and savings portions of the plan. The total Company contributions to the defined contribution plan were $32, $33 and $33 in 1997, 1996 and 1995, respectively.

10.  STOCKHOLDERS' EQUITY:

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

                         UNIVERSAL INTERNATIONAL, INC.

                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

12.  SUBSEQUENT EVENT:

    Subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Company's Board of Directors to acquire the remaining shares of Common Stock of the Company in exchange for shares of Common Stock of 99 CENTS Only Stores. As proposed, 99 CENTS Only Stores would issue to the stockholders of the Company one share of common stock of 99 CENTS Only Stores for each 16 shares of the Company's Common Stock. In addition, subsequent to December 31, 1997, 99 CENTS Only Stores made a proposal to the Board of Directors of Odd's-N-End's to acquire all outstanding shares of Common Stock of Odd's-N-End's not owned by the Company for cash of approximately $830,000.

13.  RECLASSIFICATIONS:

    Certain reclassifications have been made to the prior year financial statements to conform with the current year presentation. These reclassifications had no impact on net income (loss) or stockholders' equity, as previously reported.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Universal International, Inc.:

    Our report on the consolidated financial statements of Universal International, Inc. as of December 31, 1996 and for the years ended December 31, 1996 and 1995 is included on page 14 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index in Item 14 of this Form 10-K.

    In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

    The accompanying consolidated financial statements have been prepared assuming that Universal International, Inc. will continue as a going concern. As more fully described in Note 6, the Company was in default of several provisions of its then existing revolving credit agreement and had not obtained new financing to replace this revolving credit agreement. In addition, the Company incurred a consolidated net loss of $4.3 million in 1996. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans are described in Note 2. The 1996 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             COOPERS & LYBRAND L.L.P.

Minneapolis, Minnesota
April 15, 1997

                         UNIVERSAL INTERNATIONAL, INC.
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
                                 (IN THOUSANDS)

COLUMN A                                                             COLUMN B     COLUMN C     COLUMN D     COLUMN E
------------------------------------------------------------------  -----------  -----------  -----------  -----------

                                                                    BALANCE AT    ADDITIONS   DEDUCTIONS     BALANCE
                                                                     BEGINNING   CHARGED TO      FROM        AT END
DESCRIPTION                                                          OF PERIOD     EXPENSE     ALLOWANCE    OF PERIOD
------------------------------------------------------------------  -----------  -----------  -----------  -----------
Year ended December 31, 1997:
  Allowance for doubtful accounts (deducted from accounts
    receivable)...................................................   $     200    $     575    $     295    $     480
  Inventory obsolescence and shrink reserve (deducted from
    inventory)....................................................   $   1,017    $   1,347    $   1,611    $     753
  Store closing allowance.........................................   $      74    $     296    $     140    $     230

Year ended December 31, 1996:
  Allowance for doubtful accounts (deducted from accounts
    receivable)...................................................   $     200    $     204    $     204    $     200
  Inventory obsolescence and shrink reserve (deducted from
    inventory)....................................................   $     728    $   1,506    $   1,217    $   1,017
  Store closing allowance.........................................   $     195    $  --        $     121    $      74

Year ended December 31, 1995:
  Allowance for doubtful accounts (deducted from accounts
    receivable)...................................................   $     300    $     168    $     268    $     200
  Inventory obsolescence and shrink reserve (deducted from
    inventory)....................................................   $     525    $     950    $     747    $     728
  Store closing allowance.........................................   $   1,220    $  --        $   1,025    $     195

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Reference is hereby made to the Company's Report on Form 8-K/A dated January 8, 1998, which is incorporated herein by reference.

    There were no disagreements with accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information regarding the Company's directors required by Item 10 is incorporated herein by reference to the section entitled, "Item 1--Election of Directors," in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997. Information regarding the Company's executive officers required by Item 10 is included in Part I of this Annual Report on Form 10-K as permitted by General Instruction G(3) to Form 10-K. Information required by this Item concerning compliance with Section 16(a) of the Securities Act of 1934 is included in the proxy statement under the section entitled "Security Ownership of Certain Beneficial Owners and Management," and such information is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by Item 11 is incorporated herein by reference to the section entitled "Compensation of Executive Officers and Directors" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by Item 12 is incorporated herein by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by Item 13 is incorporated herein by reference to the section entitled "Certain Transactions" in the Company's proxy statement for its 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the Company's fiscal year ended December 31, 1997.

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

           Schedule II--Valuation and Qualifying Accounts

           Other financial statement schedules are omitted because they are not required or are not applicable.

       3.  Exhibits

           See Exhibit Index immediately following signature page.

    b)  Reports on Form 8-K

           The Company filed a Form 8-K during the quarter ended December 31, 1997 relating to the issuance of 4.5 million shares of common stock to 99 CENTS Only Stores.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                UNIVERSAL INTERNATIONAL, INC.

Date: March 30, 1998            By:             /s/ RICHARD L. ENNEN
                                     -----------------------------------------
                                                  Richard L. Ennen
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                   TITLE
------------------------------  -------------------

                                Chief Executive
     /s/ RICHARD L. ENNEN       Officer
------------------------------  and Director           March 30, 1998
       Richard L. Ennen         (principal
                                executive officer)

                                Chief Financial
      /s/ DENNIS A. HILL        Officer
------------------------------  (principal             March 30, 1998
        Dennis A. Hill          financial and
                                accounting officer)

     /s/ ROBERT R. LANGER       Chief Operating
------------------------------  Officer and            March 30, 1998
       Robert R. Langer         Director

        /s/ JEFF GOLD
------------------------------  Director               March 30, 1998
          Jeff Gold

       /s/ HOWARD GOLD
------------------------------  Director               March 30, 1998
         Howard Gold

       /s/ ANDY FARINA
------------------------------  Director               March 30, 1998
         Andy Farina

                         UNIVERSAL INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                      FOR
                        1997 ANNUAL REPORT ON FORM 10-K

    All exhibits, except those marked (1) below, have already been filed with the Commission and are incorporated herein by reference.

EXHIBIT
NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
  3.1  Articles of Incorporation, as amended

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

 10.2.1 First Amendment to Sublease Agreement between the Company and United
         Hardware Distribution Co. dated April 17, 1991

 10.2.2 Second Amendment to Sublease Agreement between the Company and United
         Hardware Distribution Co.

 10.3  1990 Stock Option Plan, as amended

 10.4 Lease Agreement between the Company and Carlson Real Estate Company for premises located at 13120 County Road 6, Plymouth, Minnesota, dated
         September 29, 1995

 10.5  Bonus Plan

 10.6  Employment Agreement between the Company and L. Jack Roth dated February
         7, 1989

 10.7  Employment Agreement between the Company and Norman J. Ravich dated
         September 4, 1990

 10.7.1 Employment Agreement between the Company and Norman J. Ravich dated
         October 26, 1992

 10.7.2 First Amendment to Employment Agreement

 10.7.3 Second Amendment to Executive Employment Agreement dated October 9, 1997
         (1)

                         UNIVERSAL INTERNATIONAL, INC.

                                 EXHIBIT INDEX
                                      FOR
                  1997 ANNUAL REPORT ON FORM 10-K (CONTINUED)

EXHIBIT
NUMBER DESCRIPTION
------ --------------------------------------------------------------------------
 10.9.1 Employment Agreement between the Company and Mark H. Ravich dated October
         26, 1992

 10.9.2 First Amendment to Employment Agreement

 10.9.3 Second Amendment to Executive Employment Agreement dated October 9, 1997
         (1)

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

 10.12.2 Amended and Restated Loan and Security Agreement with Odd's-N-End's, Inc.

 10.13 Employment Agreement between the Company and Wesley J. Laseski dated
         February 25, 1993

 10.13.1 First Amendment to Employment Agreement

 10.14 Loan and Security Agreement between the Company and Coast Business Credit dated June 6, 1997

 10.14.1 Schedule to Loan and Security Agreement dated June 6, 1997

 10.14.2 First Amendment to Loan and Security Agreement between the Company and
         Coast Business Credit dated September 25, 1997

 10.14.3 Waiver of Event of Default dated February 19, 1998 (1)

 11.0  Detail Computation of Income (loss) per share (1)

 22.0  Subsidiaries of the Registrant
       The Company has three subsidiaries, Only Deals, Inc., a Minnesota corporation, which is wholly owned, Universal Asset-Based Services, Inc., a Minnesota corporation, which is 95% owned, and Odd's-N-End's, Inc., a Delaware corporation, which is 40.5% owned.

------------------------

(1) Filed herewith.