Form 10-K/A
period 1997-12-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1998-04-29
CIK 868054

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     -----------

                                     FORM 10-K/A

/X/ AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                          OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

                            COMMISSION FILE NUMBER 0-18823

                                     -----------

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

                                    (612) 533-1169
                  Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                                 TITLE OF EACH CLASS
                                 -------------------
                            COMMON STOCK, $0.05 PAR VALUE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X  NO    .
                                       ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K. YES     NO  X .
                                 ---    ---

     As of April 24, 1998, 9,393,328 shares of common stock of the Registrant were outstanding of which 3,897,236 shares were held by non-affiliates, and the aggregate market value of the common stock of the Registrant as of that date (based upon the $2.50 last reported sale price of the common stock at that date by the NASDAQ National Market System), held by non-affiliates was approximately $9,743,000.


                         DOCUMENTS INCORPORATED BY REFERENCE

1. The Registrant's Report on Form 8-K/A dated January 8, 1998 is incorporated by reference in this Form 10-K/A.

2. The Registrant's Report on Form 8-K dated February 3, 1998 is incorporated by reference in this Form 10-K/A.

3. The Registrant's Report on Form 10-K dated March 30, 1998 for the fiscal year ended December 31, 1997 is incorporated by reference in this Form 10-K/A.

4. The Registrant's Report on Form 8-K dated April 24, 1998 is incorporated by reference in this Form 10-K/A.

--------------------------------------------------------------------------------

Universal International, Inc. (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 previously filed with the Securities and Exchange Commission on March 31, 1998, to include the information required by Part III of Form 10-K contained in this Amendment No. 1.


--------------------------------------------------------------------------------

                                       PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION WITH RESPECT TO DIRECTORS AND EXECUTIVE OFFICERS

The following table sets forth certain information with respect to the current directors and executive officers of the Company as of April 24, 1998:

                      AGE AT         YEAR FIRST
                     APRIL 24,  ELECTED OR APPOINTED
       NAME            1998       DIRECTOR/OFFICER       PRINCIPAL OCCUPATION
       ----            ----       ----------------       --------------------
Richard L. Ennen        45              1997           Chief Executive
                                                       Officer; President;
                                                       Director

Dennis A. Hill          34              1998           Chief Financial Officer

Robert R. Langer        42              1998           Chief Operating Officer
                                                       of Only Deals, Inc.; Director

Jeff Gold               30              1997           Director

Howard Gold             38              1997           Director

Andy Farina             51              1997           Director


RICHARD L. ENNEN      Richard L. Ennen became Chief Executive Officer of the
Company in January 1998 and the President of the Company in August 1997; he has served as a director of the Company since August 1997. Mr. Ennen joined the Company in September 1996, as Executive Vice President and General Merchandising Manager and became President of Only Deals, Inc. ("Only Deals"), a wholly owned subsidiary of the Company, in October 1996. From 1992 to September 1996, Mr. Ennen was Director of Retail Merchandising and Retail Operations for Holiday Companies, a large grocery, wholesale and gasoline company based in Bloomington, Minnesota. Mr. Ennen is also a director of Odd's-N-End's, Inc. ("Odd's-N-End's") which is 40.5% owned by the Company and its President as of January 1998.

DENNIS A. HILL
     Dennis A. Hill became Chief Financial Officer of the Company in January 1998. Mr. Hill joined the Company in January 1996 as Corporate Controller. Mr. Hill also became the Chief Financial Officer of both Odd's-N-End's and Only Deals in January 1998. From January 1994 to January 1996, Mr. Hill was Manager of Financial Reporting for Damark International, a mail order retailer. From September 1986 to January 1994, Mr. Hill was employed by Touche Ross/Deloitte & Touche, an international accounting firm, where he served as Audit Manager from September 1991.

ROBERT R. LANGER
     Robert R. Langer became a director of the Company in January 1998. In August 1996, Mr. Langer became the Chief Operating Officer of Odd's-N-End's and has been one of its directors since March 1995. Mr. Langer became Chief Operating Officer of Only Deals in September 1994; he joined Only Deals in February 1992 as Vice President-Retail Operations. From June 1989 to January 1992, Mr. Langer was Director of the Retail Division for Lieberman Enterprises, a major music and video distributor. Mr. Langer is also a director of Odd's-N-End's.

JEFF GOLD
     Jeff Gold became a director of the Company in November 1997 in conjunction with the acquisition by 99CENTS Only Stores, a California corporation
("99CENTS Only Stores"), of 4.5 million shares of the Company's Common Stock. Pursuant to a

Shareholders Agreement made as of November 17, 1997, by and among the Company, 99CENTS Only Stores and Mark Ravich (the "Shareholders Agreement"), so long as 99CENTS Only Stores owns at least 20% of the Company's shares, the Company shall nominate and recommend the election of designees of 99CENTS Only Stores in such number that at all times 99CENTS Only Stores' designees constitute at least one member less than a majority of the members of the Company's Board of Directors. Mr. Gold is currently, and has been since 1991, a director of 99CENTS Only Stores. He has served in various managerial capacities for 99CENTS Only Stores since 1989 and is currently its Senior Vice President of Real Estate and Information Systems. Mr. Gold received his B.A. degree from the University of California at Berkeley in 1989. Jeff Gold is the brother of Howard Gold.

HOWARD GOLD
     Howard Gold became a director of the Company in November 1997 in conjunction with 99CENTS Only Stores' acquisition of 4.5 million shares of the Company's Common Stock pursuant to the Shareholders Agreement. Mr. Gold is currently, and has been since 1991, a director of 99CENTS Only Stores. He has served in various managerial capacities for 99CENTS Only Stores since 1982 and is currently its Senior Vice President of Distribution. Mr. Gold received his B.S. degree from the University of California at Los Angeles in 1984. Howard Gold is the brother of Jeff Gold.

ANDY FARINA
     Andy Farina became a director of the Company in November 1997 in conjunction with 99CENTS Only Stores' acquisition of 4.5 million shares of the Company's Common Stock pursuant to the Shareholders Agreement. Mr. Farina is currently, and has been since September 1996, the Chief Financial Officer of 99CENTS Only Stores. From April 1993 through August 1996, Mr. Farina was Vice President of Finance of Crown BBK, Inc., a food brokerage business. Mr. Farina was employed by a division of Sara Lee from 1976 through 1988, ultimately in the capacity of President. Mr. Farina began his career with Arthur Andersen LLP.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish the Company with all Section 16(a) forms they file. Based solely on its review of the copies of the forms received by it and written representations from certain reporting persons that they have complied with the relevant filing requirements, the Company believes that, during the fiscal year ended December 31, 1997, Messrs. Richard Ennen, Norman Ravich, Mark Ravich and Robert Langer did not file Form 4s with respect to options they received during the Company's last fiscal year and will file such Form 4s late. The Company also believes that Messrs. Jeff Gold, Howard Gold and Andy Farina did not file Form 3s with respect to each of them becoming a director of the Company and will file such Form 3s late.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

     The following table sets forth, as to the Chief Executive Officer, the other three most highly compensated officers whose compensation exceeded $100,000 during the last fiscal year and an additional individual for whom disclosure is made pursuant to Item 402(a)(3)(iii) of Regulation S-K (the "Named Executive Officers"), information concerning all compensation paid for services to the Company in all capacities for each of the three fiscal years ended December 31 indicated below.

                                                                                               LONG TERM
                                                              ANNUAL COMPENSATION             COMPENSATION
                                                              -------------------                AWARDS
                                                                                               SECURITIES                ($)
                                                               ($)            ($)              UNDERLYING             ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR             SALARY          BONUS             OPTIONS (#)         COMPENSATION(1)
      ---------------------------           ----             ------          -----             -----------         ---------------
     Richard L. Ennen. . . . . . .          1997             149,132         25,000              175,000                6,000
         CEO and President(2)               1996              44,615         20,783               75,000                2,000
                                            1995                   0              0                    0                    0

    Norman J. Ravich (3). . . . .           1997             132,693              0               75,000                    0
                                            1996             150,000              0                    0                4,140
                                            1995             149,808         50,000               75,000                8,775

    Mark H. Ravich (4). . . . . .           1997             157,212              0               50,000                9,000
          Formerly CEO                      1996             157,212              0                    0                9,000
                                            1995             149,808         62,000              150,000 (5)            9,000

    Robert R. Langer. . . . . . .           1997             134,940              0               10,000                6,000
         Chief Operating Officer            1996             115,866              0                8,000                6,000
                                            1995             110,000         24,800                    0                6,000

    Stevan Buxbaum (6). . . . . .           1997             140,000              0                    0                6,000
         President of Universal             1996             105,000         18,958              100,000               14,839
    Asset-Based Services, Inc.              1995                   0              0                    0                    0


----------------------
(1) Consists of car allowances other than $10,339 to Stevan Buxbaum in 1996 for reimbursement of moving expenses.
(2)  Mr. Ennen became the Company's Chief Executive Officer in January 1998.
(3) Norman Ravich, the Company's founder, served as the Chairman of the Board until November 1997 and was engaged as a buyer and seller of the Company's merchandise.
(4) Mark Ravich served as the Company's Chief Executive Officer until January 1998.
(5)  Issued upon cancellation of 100,000 options previously issued to Mr.
     Ravich.
(6) Stevan Buxbaum served as the President of Universal Asset-Based Services, Inc. until January 1998 when it was sold by the Company.

OPTION GRANTS IN LAST FISCAL YEAR

     The following table sets forth certain information regarding the grant of stock options made during the fiscal year ended December 31, 1997 to the Named Executive Officers.




                                                                                                              REALIZABLE VALUE
                                                                                                            POTENTIAL AT ASSUMED
                                                                                                             RATE OF STOCK PRICE
                                    NUMBER OF          PERCENT OF                                          APPRECIATION FOR OPTION
                                   SECURITIES         TOTAL OPTIONS                                               TERM (4)
                                   UNDERLYING          GRANTED TO           ($)                                   --------
                                     OPTIONS          EMPLOYEES IN      EXERCISE OR          EXPIRATION        ($)             ($)
               NAME                 GRANTED          FISCAL YEAR (3)     BASE PRICE             DATE            5%             10%
               ----                 -------          ---------------     ----------          ----------        ----           -----
     Richard L. Ennen . . . .      75,000 (1)             19.33%             2.50             03/02/02        51,803         114,471
                                  100,000 (1)             25.77%             1.00             08/06/02        27,628          61,051
     Norman J. Ravich . . . .      75,000 (2)             19.33%             1.13             10/09/02        23,415          51,741
     Mark H. Ravich . . . . .      50,000 (2)             12.89%             1.13             10/09/02        15,610          34,494
     Robert R. Langer . . . .      10,000 (1)              2.58%             1.00             10/09/02         2,763           6,105

------------------------

(1) Options indicated vest and become exercisable over a five year period from the date of grant based upon optionee continuing to be employed by the Company.
(2)  Options indicated vested immediately upon issuance.
(3) The Company granted options to purchase a total of 388,000 shares during the fiscal year ended December 31, 1997.
(4) The potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These amounts are calculated pursuant to applicable requirements of the Securities and Exchange Commission and do not represent a forecast of the future appreciation of the Common Stock.

STOCK OPTIONS HELD AT FISCAL YEAR END

     The following table sets forth, for each of the Named Executive Officers, the number of shares of Common Stock underlying stock options held at fiscal year end and the value of options held at fiscal year end based upon the last reported sales price of the Common Stock on the Nasdaq National Market on December 31, 1997 ($2.00 per share). No Named Executive Officers exercised options during 1997.

                                                 NUMBER OF SECURITIES
                                                UNDERLYING UNEXERCISED           VALUE OF UNEXERCISED
                                                      OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                                   DECEMBER 31, 1997             DECEMBER 31, 1997(1)
                                                   -----------------             --------------------
          NAME                               EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
          ----                               -----------    -------------    -----------    -------------
          Norman Ravich . . . .                  150,000                0     $   65,250                0

          Mark Ravich . . . . .                  200,000                0         43,500                0
          Richard L Ennen . . .                   15,000          235,000              0         $100,000
          Robert R. Langer. . .                   17,000           26,000              0           10,000
          Stevan Buxbaum. . . .                        0          100,000              0                0


-----------------------

(1) Based on the closing sale price of $2.00 for the Common Stock at December 31, 1997, less the option exercise price.

COMPENSATION OF DIRECTORS

     The Company no longer compensates any directors for attending regular or special meetings of the Board of Directors or any committee meetings. Prior to November 1997, the Company compensated non-employee directors $500 for attending regular or special meetings of the Board of Directors and $250 for committee meetings. The Company currently reimburses directors for costs and expenses in connection with such directors' participation at Board of Directors meetings. During 1997, the non-employee directors were compensated an aggregate of $3,750 for attendance at regular, special and committee meetings. In 1997, non-employee directors did not receive any options to purchase shares of the Company's Common Stock for the year of service as a director of the Company. Stock options for 8,750 shares to non-employee directors vested in 1997.

EMPLOYMENT CONTRACTS

     Norman J. Ravich entered into a three year employment agreement in October 1992 which was amended in January 1995 and again on October 9, 1997. Under the amended employment agreement, Mr. Ravich agreed to serve as the Company's Chairman for an annual base salary of $60,000 for services rendered from October 4, 1997 through October 4, 1998 and as determined by the Company's Board of Directors for any time thereafter, but not less than the revised 1997 level. This agreement further provides that Mr. Ravich shall be entitled to a bonus to be determined by the Board of Directors at the end of each year. Additionally, the Company granted Mr. Ravich a five year option to purchase 75,000 shares of the Company's Common Stock at an exercise price of $1.13 per share, which option vested upon issuance. The options to purchase 75,000 shares previously granted to Mr. Ravich were amended to extend their expiration date until March 31, 2001. Finally, the amended agreement provided for nine months of annual base pay plus health benefits as severance in the event any investor acquires over 40% of the Common Stock of the Company and Mr. Ravich was either terminated or left voluntarily. In April 1998, Mr. Ravich left the Company voluntarily and is currently being paid pursuant to the severance provision in his employment contract.

     Mark H. Ravich entered into a three year employment agreement in October 1992 which was amended in January 1995 and again on October 9, 1997. Under the amended employment agreement, Mr. Ravich agreed to serve as the Company's Chief Executive Officer for an annual base salary of $157,500 for services rendered through December 31, 1997 and as determined by the Company's Board of Directors for any time thereafter, but not less than the revised 1997 level. This agreement further provides that Mr. Ravich shall be entitled to a bonus to be determined by the Board of Directors at the end of each year. Additionally, the Company granted Mr. Ravich a five year option to purchase 50,000 shares of the Company's Common Stock at an exercise price of $1.13 per share, which option vested upon issuance. The options to purchase 150,000 shares previously granted to Mr. Ravich were amended to extend their expiration date until March 31, 2001. Finally, the amended agreement provided for nine months of annual base pay plus health benefits as severance in the event any investor acquires over 40% of the Common Stock of the Company and Mr. Ravich was either terminated or left voluntarily. In February 1998, Mr. Ravich left the Company voluntarily and is currently being paid pursuant to the severance provision in his employment contract.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     At the beginning of 1997, the Company's Compensation Committee was comprised of Mark L. Bartholomay, Ernest M. Simon and Stanford A. Weiner. Mr. Bartholomay resigned as a director of the Company in February 1997, Mr. Simon resigned as a director in November 1997 and Mr. Weiner resigned as a director in March 1998. Mr. Bartholomay was the Company's Chief Financial Officer from February 1992 through April 1993. Since November 1997, the members of the Compensation Committee have been Andy Farina, Jeff Gold and Howard Gold. Mr. Farina is the Chief Financial Officer of 99CENTS Only Stores, a position he has held since September 1996. Jeff Gold and Howard Gold are brothers, each of whom is a director and officer of 99CENTS Only Stores.

BOARD COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

OVERVIEW AND PHILOSOPHY
     The Compensation Committee of the Board of Directors establishes the general compensation policies of the Company as well as the compensation plans and specific compensation levels for executive officers.

EXECUTIVE OFFICERS' COMPENSATION PROGRAM
     There are three basic components to the Company's executive compensation program: base salary, annual incentive bonus, and long-term equity based incentive compensation in the form of stock options. Various benefits including medical and retirement savings plans generally available to employees of the Company are also made available. While base salaries are fixed pursuant to the employment agreements, the other components of the executive officers' compensation are established in light of individual and Company performance, comparable compensation programs, equity among employees, and cost effectiveness.

BASE SALARY
     Base salaries are designed to be competitive, although conservative as compared to salary levels for equivalent positions at comparable companies. The 1997 base salary was a fixed amount in the Chief Executive Officer's employment agreement.

BONUS PLAN
     The Company had an established bonus plan which provided for the payment of cash bonuses payable to executive officers and other management personnel. Such bonuses were determined either by a formula based on pre-tax profits of the Company or on a discretionary basis and varied in amount from year to year. The President's bonus for 1997 was discretionary and determined by the Compensation Committee in January 1998. Presently, the Company's bonus plan is entirely discretionary as determined by the Compensation Committee.

STOCK OPTIONS
     One of the principal factors considered in granting stock options to the executive officers of the Company is the ability of the executive officers to influence the Company's long-term growth and profitability. All options are granted at or above the market price. Since the value of an option bears a direct relationship to the Company's stock price, the Committee believes that options motivate executive officers to manage the Company in a manner which will also benefit stockholders. The Committee therefore views stock option grants as an important component of its long-term, performance-based compensation philosophy. In 1997, stock options exercisable for 175,000 shares of Common Stock were granted to Richard Ennen, the current Chief Executive Officer and President of the Company. Seventy-five thousand of these options expire on March 2, 2002 and one-hundred thousand of these options expire on August 6, 2002. All of Mr. Ennen's options vest over a five year period. In October 1997, Norman Ravich, the Company's founder and Chairman of the Board until November 1997 received options for 75,000 shares of Common Stock. These options expire on October 9, 2002 and vested immediately upon issuance. In October 1997, Mark Ravich, the Company's Chief Executive Officer until January 1998, received options for 50,000 shares of Common Stock. These options expire on October 9, 2002 and vested immediately upon issuance. In August 1997, Robert Langer, the Chief Operating Officer of Only Deals since September 1994, received options for 10,000 shares of the Company's Common Stock. These options expire on October 9, 2002 and vest over five years.

CHIEF EXECUTIVE OFFICER'S COMPENSATION
     Mark Ravich served as a director of the Company from 1979 to 1997 and as Chief Executive Officer from September 1990 to January 1998. His base salary was $157,500 in 1996 and was set at $157,500 for 1997. Mr. Ennen, the Company's current Chief Executive Officer, will receive a base salary of $157,500 for 1998 and is eligible for a discretionary bonus. The Compensation Committee determined the level of compensation paid to the Company's former and current Chief Executive Officer to be appropriate.

                                   Members of the Compensation Committee
                                   Andy Farina
                                   Jeff Gold
                                   Howard Gold

PERFORMANCE GRAPH

     The following graph sets forth the percentage change in cumulative total stockholder return of the Company's Common Stock during the five-year period from December 31, 1992 to December 31, 1997, compared with the cumulative returns of the Nasdaq Stock Market (US Companies) Index and an index of peer companies selected by the Company. The comparison assumes $100 was invested on January 1, 1993 in the Common Stock and in each of the foregoing indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

                        COMPARISON OF CUMULATIVE RETURN AMONG
       UNIVERSAL INTERNATIONAL, THE NASDAQ STOCK MARKET INDEX AND THE COMPANY'S
                                      PEER GROUP


               EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

                 UNIV             NASDAQ        PEER GROUP
               ------             ------        ----------
12/31/92          100                100              100
12/31/93        70.18             114.75            90.33
12/31/94        59.65             111.08            83.62
12/31/95       133.33             155.42            76.91
12/31/96        56.14             190.71           132.61
12/31/97        56.14                240           180.23

     The Company's peer group is comprised of other close-out wholesalers and retailers. The members of the peer group are as follows: Consolidated Stores Corporation, Tues Morning Corp., Dolgencorp and Family Dollar, Inc.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL STOCKHOLDERS

     The following table sets forth as of April 24, 1998 certain information relating to the ownership of the Common Stock by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company's Common Stock, (ii) each of the Company's directors,
(iii) each of the Named Executive Officers, and (iv) all of the Company's executive officers and directors as a group. Except as may be indicated in the footnotes to the table and subject to applicable community property laws, each such person has the sole voting and investment power with respect to the shares owned. The address of each person listed is in care of the Company unless otherwise set forth below such person's name.

                                                   NUMBER OF SHARES OF
                                                      COMMON STOCK
                    NAME AND ADDRESS               BENEFICIALLY OWNED       %
                    ----------------               ------------------      ---
      99 Cents Only Stores                             4,500,000          47.91
      4000 Union Pacific Avenue
      City of Commerce, CA 90023

      Mark H. Ravich (1). . . . . . . . . . . . .      1,085,472          11.31

      Norman J. Ravich (2). . . . . . . . . . . .        258,620           2.71

      Richard L. Ennen (3). . . . . . . . . . . .         30,000           0.32

      Robert R. Langer (4). . . . . . . . . . . .         20,500           0.22

      Dennis A. Hill (5). . . . . . . . . . . . .          3,700            *

      Jeff Gold . . . . . . . . . . . . . . . . .              0            0

      Howard Gold . . . . . . . . . . . . . . . .              0            0

      Andy Farina . . . . . . . . . . . . . . . .              0            0

      Directors and Executive Officers as a group
      (6 persons) (6) . . . . . . . . . . . . . .         54,200           0.57

---------------
* Less than 0.1%

(1) Includes: (a) 372,472 shares of Common Stock held by Mr. Ravich; (b) 265,000 shares held by the Norman and Sally Ravich Family Trust of which Mr. Ravich is co-trustee; (c) 220,000 shares held by the Norman J. Ravich Irrevocable Agreement of which Mark Ravich is sole trustee; (d) 28,000 shares held in trust for Mr. Ravich's children of which he is co-trustee; and (e) options to purchase 200,000 shares of Common Stock.
(2)  Includes options to purchase 150,000 shares of Common Stock.
(3)  Includes options to purchase 30,000 shares of Common Stock.
(4)  Includes options to purchase 19,500 shares of Common Stock.
(5)  Includes options to purchase 2,000 shares of Common Stock.
(6)  Includes options to purchase 51,500 shares of Common Stock.



ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     In November 1997, 99CENTS Only Stores acquired approximately 48% of the outstanding Common Stock of the Company for $4 million in cash and merchandise. The Company owns approximately 41% of the outstanding common stock of Odd's-N-End's. In February 1998, 99CENTS Only Stores announced its intention to acquire the balance of the Company's shares which it does not own and the balance of the Odd's-N-End's' shares not owned by the Company. Subject to the terms and conditions set forth in the registration statement on Form S-4 filed by 99CENTS Only Stores with the SEC, 99CENTS Only Stores is offering to exchange one share of its common stock for every sixteen shares of the Company's Common Stock (the "Exchange Offer").

AGREEMENTS RELATING TO EXCHANGE OFFER

THE COOPERATION AGREEMENT

     In connection with the Exchange Offer, 99CENTS Only Stores and the Company entered into a Cooperation Agreement which provides that the Company will support the Exchange Offer and will provide 99CENTS Only Stores access to the books and records of the Company, as well as to the Company's officers and directors for purposes of preparing filings and completing due diligence. In addition, the Company agreed to file a Schedule 14D-9 with respect to the Exchange Offer and agreed that it would not oppose the Exchange Offer in the
Schedule 14D-9. The Company also agreed to promptly furnish to 99CENTS Only Stores mailing labels, security position listings and any other available listings or computer files containing the names and addresses of the record holders of Company Common Stock for purposes of mailing Exchange Offer documents.

     Promptly upon the purchase by 99CENTS Only Stores of the Company shares pursuant to the Exchange Offer (provided that not less than 80% of the outstanding shares of the Company Common Stock are validly tendered and not withdrawn (the "Minimum Condition")) and from time to time thereafter, 99CENTS Only Stores shall be entitled, subject to compliance with Section 14(f) of the Exchange Act, to designate up to such number of directors, rounded down to the next whole number (except where such rounding down would cause 99CENTS Only Stores to not be entitled to designate at least a majority of directors, in which case, such number will be rounded up) on the Board of Directors of the Company as will give 99CENTS Only Stores representation on the Board equal to the product of the number of directors on the Board (giving effect to the directors elected pursuant to this sentence) multiplied by the percentage that the aggregate number of shares of Company Common Stock then beneficially owned by 99CENTS Only Stores and its affiliates following such purchase bears to the total number of shares of Company Common Stock then outstanding. In the Cooperation Agreement, the Company has agreed to promptly take all actions necessary to cause 99CENTS Only Stores' designees to be elected or appointed as directors of the Company, including increasing the size of the Board or securing the resignations of incumbent directors or both.

     The Company also agreed to assist 99CENTS Only Stores in obtaining the approval of its shareholders under the Minnesota Control Share Acquisition Act to provide voting rights to Company Common Stock acquired by 99CENTS Only Stores in the Exchange Offer. The Company further agreed to take all action necessary to either (a) amend the Rights Agreement so that the Exchange Offer would not cause (i) the occurrence of the "Distribution Date" (as such term is defined in the Rights Agreement) or (ii) the common stock purchase rights issued pursuant to the Rights Agreement becoming evidenced by, and transferable pursuant to, certificates separate from the certificates representing Company Common Stock or
(b) redeem the rights before 99CENTS Only Stores becomes an "Acquiring Person" pursuant to the terms of the Rights Agreement.

STOCKHOLDER SUPPORT AGREEMENTS

     On February 24, 1998, 99CENTS Only Stores and each of Mark Ravich, Norman Ravich and certain trusts for which Mark Ravich is the trustee entered into separate Stockholder Support Agreements in which each stockholder agreed to vote its shares of Company Common Stock (i) in favor of the Exchange Offer and (ii) in favor of any other matter deemed necessary by 99CENTS Only Stores to effectuate the Exchange Offer or solicited in connection with the Exchange Offer, and considered and voted upon by the shareholders of the Company. In addition, each shareholder executing a Stockholder Support Agreement agreed to tender and sell all of its Company Common Stock to 99CENTS Only Stores pursuant to the terms of the Exchange Offer.

CONSULTING AGREEMENTS AND OPTION AGREEMENTS

     Furthermore, on February 24, 1998, Mark Ravich entered into a Consulting Agreement with 99CENTS Only Stores whereby Mark Ravich agreed to provide advisory services to 99CENTS Only Stores in connection with the Exchange Offer and thereafter to provide sales, management and operations consulting services in connection with the operation of the business of the Company following completion of the Exchange Offer. The term of the consulting agreement ends February 24, 1999. As compensation for the consulting services provided, 99CENTS Only Stores granted to Mark Ravich an option to acquire 9,375 shares of 99CENTS Only Stores Common Stock at $40.00 per share, and an option to acquire 15,000 shares of 99CENTS Only Stores Common Stock at $33.5625 per share pursuant to separate Option Agreements each dated as of February 26, 1998. Each of the options terminates on the earlier to occur of a termination of the Exchange Offer and February 19, 2005. Each of the options becomes fully exercisable on the first business day following consummation of the Exchange Offer.

     On February 26, 1998, Norman Ravich also entered into a Consulting Agreement with 99CENTS Only Stores whereby Norman Ravich agreed to provide advisory services to 99CENTS Only Stores in connection with the Exchange Offer and thereafter to provide sales, management and operation consulting services in connection with the operation of the business of the Company following completion of the Exchange Offer. The Consulting Agreement ends on May 27, 1998. As compensation for the consulting services provided, 99CENTS Only Stores granted to Norman Ravich an option to purchase 4,688 shares of 99CENTS Only Stores Common Stock at $40.00 per share pursuant to a separate option agreement dated February 26, 1998. The option terminates on the earlier to occur of a termination of the Exchange Offer and February 19, 2005. The option becomes fully exercisable on the first business day following consummation of the Exchange Offer.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



(a)  Documents filed as part of this report:

     1. The Consolidated Financial Statements, notes thereto, and accountants' reports thereon are included in the Company's Form 10-K which has been incorporated by reference.

     2. The Consolidated Financial Statements Schedule are included in the Company's Form 10-K which has been incorporated by reference.

          Other financial statement schedules are omitted because they are not required or are not applicable.

     3.   Exhibits

          See Exhibit Index immediately following signature page.


(b)  Reports on Form 8-K

     The Company filed a Report on Form 8-K on December 23, 1997, as amended January 8, 1998, relating to a change in the Company's independent auditors. The Company filed a Report on Form 8-K during the quarter ended December 31, 1997 relating to the issuance of 4.5 million shares of common stock to 99CENTS Only Stores. The Company filed a Report on Form 8-K on February 10, 1998 relating to the sale of its 95% owned interest in Universal Asset-Based Services, Inc. The Company also filed a Report on Form 8-K on April 24, 1998 relating to the amendment of the Rights Agreement filed as Exhibit 4.7.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   UNIVERSAL INTERNATIONAL, INC.
Date: April 29, 1998               By:  /s/   Richard L. Ennen
                                        ----------------------
                                        Richard L. Ennen
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     NAME                                                TITLE
                     ----                                                -----

           /s/  Richard L. Ennen              Chief Executive Officer, President
           -------------------------          and Director (principal executive officer)           April 29, 1998
                Richard L. Ennen


           /s/  Dennis A. Hill                Chief Financial Officer
           -------------------------          (principal financial and accounting officer)         April 29, 1998
                Dennis A. Hill

           /s/  Robert R. Langer               Chief Operating Officer of Only Deals
           --------------------------          and Director                                         April 29, 1998
                Robert R. Langer

           /s/  Jeff Gold
           --------------------------
                Jeff Gold                      Director                                             April 29, 1998

           /s/  Howard Gold
           --------------------------
                Howard Gold                    Director                                             April 29, 1998

           /s/  Andy Farina
           -------------------------
                Andy Farina                    Director                                             April 29, 1998

                            UNIVERSAL INTERNATIONAL, INC.

                                    EXHIBIT INDEX
                                         FOR
                          1997 ANNUAL REPORT ON FORM 10-K/A

All exhibits have already been filed with the Commission and are incorporated herein by reference.

 EXHIBIT
 NUMBER   DESCRIPTION
 ------   -----------

3.1       Articles of Incorporation, as amended
3.2       By-laws
4.3 Revolving Credit Agreement with Firstar Bank of Minnesota, N.A. and First Wisconsin National Bank of Milwaukee dated December 18, 1991
4.3.1 Master Amendment Agreement (Including Amendment No. 2 to Revolving Credit Agreement)
4.4 Account Financing Agreement among Universal International, Inc., Only Deals, Inc. and Congress Financial Corporation
4.5       Inventory and Equipment Security Agreement
4.6       Trade Financing Agreement
4.7 Rights Agreement dated as of April 19, 1996 between the Company and Norwest Bank Minnesota, National Association, as amended as of April 20, 1998
9.2 Shareholders' Agreement and Irrevocable Proxy dated November 12, 1992 by and among the Company and Mark H. Ravich, L. Jack Roth and Gilbert
          L. Wachsman
10.1 Lease Agreement between the Company and Hoyt Development Company for premises located at 5000 Winnetka Avenue North, New Hope, Minnesota, dated April 21, 1989 as amended August 29, 1990
10.2 Sublease Agreement between the Company and United Hardware Distributing Co. for premises located at 5005 Nathan Lane, New Hope, Minnesota dated April 17, 1991 and Consent to Sublease
10.2.1 First Amendment to Sublease Agreement between the Company and United Hardware Distribution Co. dated April 17, 1991
10.2.2 Second Amendment to Sublease Agreement between the Company and United Hardware Distribution Co.
10.3      1990 Stock Option Plan, as amended
10.4 Lease Agreement between the Company and Carlson Real Estate Company for premises located at 13120 County Road 6, Plymouth, Minnesota, dated September 29, 1995
10.5      Bonus Plan
10.6 Employment Agreement between the Company and L. Jack Roth dated February 7, 1989
10.7 Employment Agreement between the Company and Norman J. Ravich dated September 4, 1990
10.7.1 Employment Agreement between the Company and Norman J. Ravich dated October 26, 1992
10.7.2    First Amendment to Employment Agreement
10.7.3    Second Amendment to Executive Employment Agreement dated October 9,
          1997
10.9.1 Employment Agreement between the Company and Mark H. Ravich dated October 26, 1992
10.9.2    First Amendment to Employment Agreement
10.9.3    Second Amendment to Executive Employment Agreement dated October 9,
          1997
10.10     Stock Purchase Agreement dated January 20, 1992
10.10.1 Pension termination ruling regarding the Company's defined benefit pension plan
10.11 Loan and Security Agreement dated November 21, 1995 among BankAmerica Business Credit, Inc., Universal International, Inc., and Only
          Deals, Inc.
10.11.1   Waiver and First Amendment to Loan and Security Agreement dated
          July 30, 1996
10.11.2   Second Amendment to Loan and Security Agreement dated August 20, 1996
10.11.3 Waiver and Second Amendment to Loan and Security Agreement dated December 10, 1996
10.12     Loan and Security Agreement by and between Universal
          International, Inc. and Odd's-N-End's, Inc.
10.12.1   Allonge dated July 30, 1996 to Revolving Note with
          Odd's-N-End's, Inc.

10.12.2   Amended and Restated Loan and Security Agreement with
          Odd's-N-End's, Inc.
10.13 Employment Agreement between the Company and Wesley J. Laseski dated February 25, 1993
10.13.1   First Amendment to Employment Agreement
10.14 Loan and Security Agreement between the Company and Coast Business Credit dated June 6, 1997
10.14.1   Schedule to Loan and Security Agreement dated June 6, 1997
10.14.2 First Amendment to Loan and Security Agreement between the Company and Coast Business Credit dated September 25, 1997
10.14.3   Waiver of Event of Default dated February 19, 1998
10.14.4 Second Amendment to Loan and Security Agreement between the Company and Coast Business Credit dated March 31, 1998+
10.15 Cooperation Agreement by and between the Company and 99CENTS Only Stores made as of March 4, 1998+
11.0      Detail Computation of Income (loss) per share
22.0      Subsidiaries of the Registrant
          The Company has two subsidiaries, Only Deals, Inc., a Minnesota corporation, which is wholly owned, and Odd's-N-End's, Inc., a Delaware corporation, which is 40.5% owned.

+    Filed herewith.