Form 10-Q
period 1998-03-31
UNIVERSAL INTERNATIONAL INC /MN/
filed 1998-05-14
CIK 868054

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:  March 31, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 0-18823

                         UNIVERSAL INTERNATIONAL, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Minnesota                             41-0776502
      -----------------------------        ----------------------
         (State or jurisdiction               (I.R.S. Employer
     of incorporation or organization)      Identification No.)

       5000 Winnetka Avenue North, New Hope, Minnesota  55428
       -------------------------------------------------------
       (Address of principal executive offices)    (Zip Code)


                                (612) 533-1169
                               ----------------
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X             No
                               ---               ---
On May 8, 1998 there were 9,393,328 shares of the registrant's $.05 par value Common Stock outstanding.

                         UNIVERSAL INTERNATIONAL, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION                                            Page
                                                                           -----
     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three months ended March 31,
               1998 and 1997..............................................   3

               Consolidated Balance Sheets as of
               March 31, 1998 and December 31, 1997.......................   4

               Consolidated Statements of Cash Flows
               for the three months ended March 31,
               1998 and 1997..............................................   5


               Notes to Consolidated Financial Statements.................   6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition..............   7


PART II   OTHER INFORMATION...............................................  11

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

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                         UNIVERSAL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                     (In thousands, except per share data)

                                          Three months ended
                                        -----------------------
                                        March 31,     March 31,
                                          1998          1997
                                        ---------     ---------
Net sales                                $15,501       $13,579
Cost of goods sold                         8,586         7,301
                                        ---------     ---------
    Gross margin                           6,915         6,278

Selling, general and
  administrative expenses                  8,123         8,041
                                        ---------     ---------
    Operating loss                        (1,208)       (1,763)

Interest expense and other                  (345)         (321)
                                        ---------     ---------
Loss from continuing operations           (1,553)       (2,084)

Loss from discontinued operations             -           (356)
                                        ---------     ---------
    Net loss                             $(1,553)      $(2,440)
                                        ---------     ---------
                                        ---------     ---------

Basic and diluted loss per common share:

    From continuing operations           $  (.17)      $  (.43)

    From discontinued operations              -           (.07)
                                        ---------     ---------
                                         $  (.17)      $  (.50)
                                        ---------     ---------
                                        ---------     ---------
Weighted average number of common
  shares outstanding                       9,393         4,893
                                        ---------     ---------
                                        ---------     ---------


                      See accompanying notes to unaudited
                       consolidated financial statements

                         UNIVERSAL INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)

                                      March 31,    December 31,
                                        1998          1997
                                    -----------    -----------
        ASSETS                      (unaudited)
Current assets:
  Cash                                 $   885      $ 1,053
  Accounts receivable, less
    allowance for doubtful
    accounts of $462 for 1998
    and $480 for 1997                      416          312
  Inventories                           22,099       18,901
  Other current assets                     927        2,105
                                    -----------    -----------
   Total current assets                 24,327       22,371

Equipment and improvements, net          8,351        8,880
Other assets, net                          134          137
                                    -----------    -----------
        Total assets                   $32,812      $31,388
                                    -----------    -----------
                                    -----------    -----------

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                          $11,573      $ 9,270
  Current portion of long-term debt        637          634
  Accounts payable                       8,018        7,014
  Accrued expenses                       3,223        4,348
  Due to related party                     918           -
                                    -----------    -----------
    Total current liabilities           24,369       21,266

Deferred income taxes                       27           27
Long-term debt, less current portion     1,368        1,494
                                    -----------    -----------
    Total liabilities                   25,764       22,453
                                    -----------    -----------
Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    9,393 shares issued and
    outstanding for 1998 and 1997          470          470
  Additional paid-in capital            26,692       26,692
  Accumulated deficit                  (20,114)     (18,561)
                                    -----------    -----------
    Total shareholders' equity           7,048        8,601
                                    -----------    -----------
      Total liabilities and
        shareholders' equity           $32,812      $31,388
                                    -----------    -----------
                                    -----------    -----------

                      See accompanying notes to unaudited
                       consolidated financial statements

                         UNIVERSAL INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (unaudited) (In thousands)


                                              Three months ended
                                             ---------------------
                                             March 31,   March 31,
                                               1998        1997
                                             ---------   ---------
Cash flows from operating activities:
  Net loss                                   $ (1,553)   $ (2,440)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Loss from discontinued operations              -          356
    Depreciation and amortization                 385         369
    Provision for inventory obsolescence
      and shrinkage                               251         271
    Changes in operating assets and
        liabilities:
      Inventories                              (3,449)     (4,628)
      Other current assets                      1,074        (126)
      Accounts payable                          1,004       3,171
      Other current liabilities                  (974)       (942)
                                             ---------   ---------
        Net cash used by operating
          activities                           (3,262)     (3,969)
                                             ---------   ---------
Cash flows from investing activities:
  Additions to equipment and
    improvements                                   (4)        (40)
                                             ---------   ---------
        Net cash used by investing
          activities                               (4)        (40)
                                             ---------   ---------
Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement                  2,303       2,609
  Payments of long-term debt                     (123)       (397)
  Advances from related party                     918          -
                                             ---------   ---------
        Net cash provided by financing
           activities                           3,098       2,212
                                             ---------   ---------
Cash provided by discontinued operations           -        1,613
                                             ---------   ---------
Net decrease in cash                             (168)       (184)

Cash, beginning of period                       1,053         521
                                             ---------   ---------
Cash, end of period                           $   885     $   337
                                             ---------   ---------
                                             ---------   ---------
Schedule of noncash investing transactions:
  Writeoff of equipment and improvements
    related to store closings                 $   151     $    -

                         See accompanying notes to unaudited
                          consolidated financial statements

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)


1.   Basis of Presentation

     The financial statements included in this Form 10-Q have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and related notes included in the Company's 1997 Form 10-K, as amended.

     The financial statements presented herein as of March 31, 1998 and for the three months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.


2.   Discontinued Operations

     During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell its 95%-owned subsidiary, Universal Asset-Based Services, Inc., which sale was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and the March 31, 1997 financial statements have been restated to reflect the discontinuation of these segments. Revenues were $8,079 for the wholesale business and $306 for Asset-Based Services for the three months ended March 31, 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Universal International, Inc. ("Universal" or the "Company"), through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 52 retail stores offering close-out merchandise in six states in the Upper Midwest and in Texas. The Company, through its 40.5% ownership of Odd's-N-End's, Inc. ("Odd's-N-End's"), also operates 22 close-out retail stores in New York state. The Company's retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

FORWARD LOOKING INFORMATION

     Information contained in this Form 10-Q contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain additional financing from 99CENTS Only Stores, the Company's ability to execute its business plan, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.


                                                   Three Months
                                                  Ended March 31,
                                                  ----------------
                                                  1998        1997
                                                  ----        ----
                                                     (unaudited)
Net sales.....................................    100.0%      100.0%
Cost of goods sold............................     55.4        53.8
                                                  -----       -----
Gross margin..................................     44.6        46.2
Selling, general and administrative
  expenses....................................     52.4        59.2
                                                  -----       -----
Loss from operations..........................     (7.8)%     (13.0)%
Interest expense and other....................      2.2         2.4
                                                  -----       -----
Loss from continuing operations...............    (10.0)      (15.4)
Loss from discontinued operations.............       -         (2.6)
                                                  -----       -----
Net loss......................................    (10.0)%     (18.0)%
                                                  -----       -----
                                                  -----       -----

FIRST THREE MONTHS OF FISCAL 1998 VERSUS 1997

Net sales for the quarter ended March 31, 1998 increased by $1,922,000 or 14.2% from the corresponding period last year. The increase was due to a 5.6% increase in comparable store sales and due to the addition of eight stores in Texas in October 1997. These increases were offset by decreases from closing six stores since March 31, 1997, including four stores which were closed in the first quarter of 1998. At March 31, 1998, the Company had 52 Only Deals stores and 22 Odd's-N-End's stores in operation compared to 50 and 22, respectively, at March 31, 1997.

Gross margins for the first quarter of 1998 decreased as a percent of sales to 44.6% from 46.2% in the same quarter last year. This change is primarily due to an increase in the sale of lower margin consumable merchandise.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses were $8.1 million or 52.4% of net sales in the first quarter of 1998 compared to $8.0 million or 59.2% of net sales in the first quarter of 1997. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to implementation of cost reduction programs affecting corporate overhead and store operations. In addition, expenses decreased as a percent of sales due to the increase in sales, since many of the Company's costs are fixed.

Interest expense and other increased to $345,000 in the first quarter of 1998 compared to $321,000 in the first quarter of 1997 due to an increase in outstanding borrowings under the current revolving credit facility.

The loss from discontinued operations was $356,000 during the first quarter of 1997 on sales of $8.1 million for the wholesale business and $306,000 for Universal Asset-Based Services, Inc., both of which discontinued operations during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit agreement which provides for borrowings up to $14 million against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at March 31, 1998 was 8.5%). The Company also obtained $1.9 million of term loan financing, which is included in the total line limit. The term note is payable in monthly installments of $39,000 plus interest at prime plus 2% through June 30, 1999, at which time the remaining balance is due. The term note is collateralized by the Company's equipment and fixtures. The amount available under the revolving credit agreement at March 31, 1998, based on the borrowing base, was $14 million, of which there were outstanding borrowings of $11.6 million and outstanding borrowings on the term loan of $1.6 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In February 1998, 99CENTS Only Stores, which owns 48% of the Company's common stock, made a proposal to the Company's Board of Directors to acquire the remaining shares of the Company's common stock in exchange for shares of common stock of 99CENTS Only Stores. 99CENTS Only Stores filed a registration statement in April 1998 with respect to an exchange offer of one share of 99CENTS Only Stores common stock for each 16 shares of the Company's common stock. The exchange offer is subject to approval of the shareholders of the Company. The Company expects that 99CENTS Only Stores will continue to provide financial support to the Company through the closing date through trade credits and other advances. There can be no assurance that the acquisition will be completed or that 99CENTS Only Stores will provide sufficient financing to operate the Company through the closing date.

Net cash used by operating activities was $3.5 million for the quarter ended March 31, 1998 principally due to a $1.8 million net loss, a $3.4 million increase in inventories, and a $1.0 million increase in accounts payable. The $3.5 million net cash used by operating activities was funded primarily by a $2.3 million increase in borrowings under the revolving credit facility and $1.1 million advanced by 99CENTS Only Stores.

The Company has an agreement which provides for advances to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $10.4 million under this agreement as of March 31, 1998.

The Company currently plans to open one new Only Deals store in 1998. The Company does not expect to have any significant capital expenditures in 1998.

PART II   OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          The Company filed a Form 8-K/A dated January 8, 1998 relating to the change in certifying accountants. The Company filed a Form 8-K dated February 10, 1998 relating to the sale of Universal Asset-Based Services, Inc. In addition, the Company filed a Form 8-K dated April 24, 1998 regarding an amendment to its Shareholders Rights Agreement.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL INTERNATIONAL, INC.

DATE: May 14, 1998                     By:  /s/
                                            -----------------------------------
                                            Dennis A. Hill
                                            Chief Financial Officer
                                            (principal financial
                                             officer)