Form 10-Q
period 1998-06-30
UNIVERSAL INTERNATIONAL INC /MN/
filed 1998-08-14
CIK 868054

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

/X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:    June 30, 1998

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission file number: 0-18823

                            UNIVERSAL INTERNATIONAL, INC.
                            -----------------------------
                (Exact name of registrant as specified in its charter)

          MINNESOTA                                   41-0776502
          ---------                                   ----------
     (State or jurisdiction                       (I.R.S. Employer
     of incorporation or organization)            Identification No.)

     5000 WINNETKA AVENUE NORTH, NEW HOPE, MINNESOTA             55428
     -----------------------------------------------------------------
      (Address of principal executive offices)              (Zip Code)


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

                          Yes   X          No
                             -------         -------

On August 10, 1998 there were 9,393,328 shares of the registrant's $.05 par value Common Stock outstanding.

                         UNIVERSAL INTERNATIONAL, INC.
                                     INDEX


PART I    FINANCIAL INFORMATION                                       PAGE
                                                                      ----
     Item 1.   Consolidated Financial Statements:

               Consolidated Statements of Operations
               for the three and six months ended
               June 30, 1998 and 1997................................    3

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997...................    4

               Consolidated Statements of Cash Flows
               for the six months ended June 30,
               1998 and 1997.........................................    5

               Notes to Consolidated Financial Statements............    6

     Item 2.   Management's Discussion and Analysis of
               Results of Operations and Financial Condition.........    7


PART II   OTHER INFORMATION..........................................   11


     Item 1.   Legal Proceedings

     Item 2.   Changes in Securities

     Item 3.   Defaults Upon Senior Securities

     Item 4.   Submission of Matters to a Vote of Security Holders

     Item 5.   Other Information

     Item 6.   Exhibits and Reports on Form 8-K

                        UNIVERSAL INTERNATIONAL, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (unaudited)
                    (In thousands, except per share data)


                                  THREE MONTHS ENDED     SIX MONTHS ENDED
                                  ------------------     ----------------
                                  June 30,   June 30,   June 30,  June 30,
                                    1998       1997       1998      1997
                                  -------    -------    -------   -------
Net sales                         $17,631    $13,613    $33,132   $27,192
Cost of goods sold                  9,946      7,468     18,532    14,769
                                  -------    -------    -------   -------

    Gross margin                    7,685      6,145     14,600    12,423

Selling, general and
  administrative expenses           8,357      7,872     16,480    15,913
                                  -------    -------    -------   -------

    Operating loss                   (672)    (1,727)    (1,880)   (3,490)

Interest expense and other           (362)      (327)      (707)     (648)
                                  -------    -------    -------   -------

Loss from continuing
  operations                       (1,034)    (2,054)    (2,587)   (4,138)

Loss from discontinued
  operations                           -      (1,176)        -     (1,532)
                                  -------    -------    -------   -------

    Net loss                      $(1,034)   $(3,230)   $(2,587)  $(5,670)
                                  -------    -------    -------   -------
                                  -------    -------    -------   -------

Basic and diluted loss per common share:

    From continuing
      operations                  $  (.11)   $  (.42)   $  (.28)  $  (.85)

    From discontinued
      operations                       -        (.24)        -       (.31)
                                  -------    -------    -------   -------

                                  $  (.11)   $  (.66)   $  (.28)  $ (1.16)
                                  -------    -------    -------   -------
                                  -------    -------    -------   -------

Weighted average number
  of common shares
  outstanding                       9,393      4,893      9,393     4,893
                                  -------    -------    -------   -------
                                  -------    -------    -------   -------


                     See accompanying notes to unaudited
                      consolidated financial statements

                            UNIVERSAL INTERNATIONAL, INC.
                             CONSOLIDATED BALANCE SHEETS
                        (In thousands, except per share data)


                                                 June 30,          December 31,
                                                   1998                1997
                                                -----------        -----------
     ASSETS                                     (unaudited)
Current assets:
  Cash                                          $    474           $   1,053
  Accounts receivable, less
    allowance for doubtful
    accounts of $398 for 1998
    and $480 for 1997                                225                312
  Inventories                                     23,388             18,901
  Other current assets                             1,227              2,105
                                                --------           --------
    Total current assets                          25,314             22,371

Equipment and improvements, net                    8,134              8,880
Other assets, net                                    130                137
                                                --------           --------

        Total assets                            $ 33,578           $ 31,388
                                                --------           --------
                                                --------           --------

     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Borrowings under revolving credit
    agreement                                    $11,462           $  9,270
  Current portion of long-term debt                1,612                634
  Accounts payable                                 4,105              7,014
  Accrued expenses                                 3,050              4,348
  Due to related party                             7,119                  -
                                                 -------           --------
    Total current liabilities                     27,348             21,266

Deferred income taxes                                 27                 27
Long-term debt, less current portion                 189              1,494
                                                 -------           --------

    Total liabilities                             27,564             22,453
                                                 -------           --------
Shareholders' equity:
  Common stock, $.05 par value,
    75,000 shares authorized;
    9,393 shares issued and
    outstanding for 1998 and 1997                    470                470
  Additional paid-in capital                      26,692             26,692
  Accumulated deficit                            (21,148)           (18,561)
                                                 -------           --------

    Total shareholders' equity                     6,014              8,601
                                                 -------           --------
    Total liabilities and
        shareholders' equity                     $33,578           $ 31,388
                                                 -------           --------
                                                 -------           --------


                     See accompanying notes to unaudited
                      consolidated financial statements

                            UNIVERSAL INTERNATIONAL, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (unaudited) (In thousands)


                                                     SIX MONTHS ENDED
                                                ------------------------
                                                 June 30,        June 30,
                                                   1998            1997
                                                ---------        --------
Cash flows from operating activities:
  Net loss                                      $(2,587)         $(5,670)
  Adjustments to reconcile net
      loss to net cash used by
      operating activities:
    Loss from discontinued operations                -             1,532
    Depreciation and amortization                   764              773
    Changes in operating assets and
        liabilities:
      Inventories                                (4,487)          (1,917)
      Other current assets                          965             (662)
      Accounts payable                           (2,909)           2,754
      Other current liabilities                  (1,147)          (1,671)
                                                -------          -------
        Net cash used by operating
          activities                             (9,401)          (4,861)
                                                -------          -------

Cash flows from investing activities:
  Additions to equipment and
    improvements                                   (162)             (70)
                                                -------          -------
        Net cash used by investing
          activities                               (162)             (70)
                                                -------          -------

Cash flows from financing activities:
  Net change in borrowings under
    revolving credit agreement                    2,192              281
  Proceeds from long-term debt                       -             1,872
  Payments of long-term debt                       (327)          (1,773)
  Advances from related party                     7,119               -
                                                -------          -------
        Net cash provided by financing
          activities                              8,984              380
                                                -------          -------

Cash provided by discontinued operations             -             4,334
                                                -------          -------

Net decrease in cash                               (579)            (217)

Cash, beginning of period                         1,053              521
                                                -------          -------

Cash, end of period                             $   474          $   304
                                                -------          -------
                                                -------          -------

Schedule of noncash investing transactions:
  Writeoff of equipment and improvements
    related to store closings                   $   151          $    -


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

     The financial statements presented herein as of June 30, 1998 and for the six months then ended reflect, in the opinion of management, all adjustments necessary, consisting of normal recurring items, for a fair presentation of financial position and the results of operations for the periods presented. The results of operations for any interim period are not necessarily indicative of results for the full year.

2.   Discontinued Operations

     During 1997, the Company liquidated its wholesale inventory and eliminated its wholesale business. Also during 1997, the Company adopted a plan to sell its 95%-owned subsidary, Universal Asset-Based Services, which sale was completed in January 1998 with no material financial impact to the Company. These business segments have been accounted for as discontinued operations, and the June 30, 1997 financial statements have been restated to reflect the discontinuation of these segments. Revenues were $5,646 and $13,725 for the wholesale business and $215 and $521 for Asset-Based Services for the three and six months ended June 30, 1997, respectively.

3.   Subsequent Event

     During July 1998 the Company acquired an additional 1,500 shares of Odd's-N-End's, Inc. common stock through the conversion of $450 of its revolving note receivable from Odd's-N-End's at a conversion rate of $.30 per share. This transaction increased the Company's ownership interest in Odd's-N-End's from 40.5% to 54.8%.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     GENERAL

     Universal International, Inc. ("Universal" or the "Company"), through its wholly owned subsidiary, Only Deals, Inc. ("Only Deals"), owns and operates 51 retail stores offering close-out merchandise in five states in the Upper Midwest and in Texas. The Company, through its 54.8% ownership of Odd's-N-End's, Inc. ("Odd's-N-End's"), also operates 22 close-out retail stores in New York state. The Company's retail operations sell consumer goods in a variety of categories including toys, food, health and beauty aids, housewares, and many others.

     During July 1998 the Company acquired an additional 1.5 million shares of Odd's-N-End's, Inc. common stock through the conversion of $450,000 of its revolving note receivable from Odd's-N-End's. This transaction increased the Company's ownership interest in Odd's-N-End's from 40.5% to 54.8%.

     RECENT DEVELOPMENTS

     In February 1998, 99CENTS Only Stores, which owns 48% of the Company's common stock, made a proposal to the Company's Board of Directors to acquire the remaining shares of the Company's common stock in exchange for shares of common stock of 99CENTS Only Stores. 99CENTS Only Stores commenced the exchange offer on August 7, 1998 pursuant to an effective registration statement. The exchange offer provides for an exchange of one share of 99CENTS Only Stores common stock for each 16 shares of the Company's common stock. The exchange offer is subject to approval of the shareholders of the Company. The meeting of the Company's shareholders will be held on September 15, 1998.

     FORWARD LOOKING INFORMATION

     Information contained in this Form 10-Q includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, which can be identified by the use of forward-looking terminology such as "may", "will", "expect", "plan", "anticipate", "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology. There are certain important factors that could cause results to differ materially from those anticipated by some of these forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainty. The factors, among others, that could cause actual results to differ materially include: the ability of the Company to obtain additional financing from 99CENTS Only Stores, the Company's ability to execute its business plan, continuity of a relationship with or purchases from major vendors, competitive pressures on sales and pricing, increases in other costs which cannot be recovered through improved pricing of merchandise, and the adverse effect of weather conditions on retail sales.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain items from the Company's statement of operations expressed as a percentage of net sales.


                                     Three Months          Six Months
                                    ENDED JUNE 30,       ENDED JUNE 30,
                                    -------------        -------------
                                    1998     1997        1998     1997
                                    ----     ----        ----     ----
                                     (unaudited)          (unaudited)
Net sales...................       100.0%   100.0%      100.0%   100.0%
Cost of goods sold..........        56.4     54.9        55.9     54.3
                                   -----    -----       -----    -----
Gross margin................        43.6     45.1        44.1     45.7
Selling, general and
  administrative expenses...        47.4     57.8        49.8     58.5
                                   -----    -----       -----    -----
Loss from operations........        (3.8)%  (12.7)%      (5.7)%  (12.8)%
Interest expense and other..         2.1      2.4         2.1      2.4
                                   -----    -----       -----    -----
Loss from continuing
  operations................        (5.9)   (15.1)       (7.8)   (15.2)
Loss from discontinued
  operations................          -      (8.6)         -      (5.6)
                                   -----    -----       -----    -----

Net loss....................        (5.9)%  (23.7)%      (7.8)%  (20.8)%
                                   -----    -----       -----    -----
                                   -----    -----       -----    -----


THREE AND SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1997

Net sales for the second quarter and six months ended June 30, 1998 increased by $4,018,000 or 29.2% and $5,940,000 or 21.8%, respectively, from the corresponding periods last year. The increase was due to increases in comparable store sales of 17.8% for the second quarter and 11.7% for the six months ended June 30, 1998 and due to the addition of eight stores in Texas in October 1997. These increases were offset by decreases from closing eight stores since the first quarter of 1997, including six stores which were closed in the first half of 1998. At June 30, 1998, the Company had 51 Only Deals stores and 22 Odd's-N-End's stores in operation compared to 50 and 22, respectively, at June 30, 1997.

Gross margins decreased as a percent of sales to 43.6% for the second quarter and 44.1% for the six months ended June 30, 1998 compared to 45.1% and 45.7% from the corresponding periods of 1997. This change is primarily due to an increase in the sale of lower margin consumable merchandise.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Selling, general and administrative expenses were $8.4 million or 47.4% of net sales in the second quarter of 1998 compared to $7.9 million or 57.8% of net sales in the second quarter of 1997 and were $16.5 million or 49.8% of net sales for the six months ended June 30, 1998 compared to $15.9 million or 58.5% of net sales for the six months ended June 30, 1997. The decrease in selling, general and administrative expenses as a percent of sales was primarily due to implementation of cost reduction programs affecting corporate overhead and store operations. In addition, expenses decreased as a percent of sales due to the increase in sales, since many of the Company's costs are fixed.

Interest expense and other increased to $362,000 in the second quarter and $707,000 for the six months ended June 30, 1998 compared to $327,000 and $648,000, respectively in the corresponding periods of 1997 due to an increase in outstanding borrowings under the current revolving credit facility.

The loss from discontinued operations was $1,532,000 during the six months ended June 30, 1997 on sales of $13.7 million for the wholesale business and $521,000 for Universal Asset-Based Services, Inc., both of which discontinued operations during 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a revolving credit agreement which provides for borrowings up to $14 million against a borrowing base derived from the level of qualifying accounts receivable and inventory. The agreement expires in June 1999, but may be automatically renewed each year thereafter at the option of both the lender and the Company. Borrowings under the agreement are collateralized by substantially all assets of the Company, and outstanding borrowings bear interest at prime plus 2% (the prime rate at June 30, 1998 was 8.5%). The Company also obtained $1.9 million of term loan financing, which is included in the total line limit. The term note is payable in monthly installments of $39,000 plus interest at prime plus 2% through June 30, 1999, at which time the remaining balance is due. The term note is collateralized by the Company's equipment and fixtures. The amount available under the revolving credit agreement at June 30, 1998, based on the borrowing base, was $14 million, of which there were outstanding borrowings of $11.5 million and outstanding borrowings on the term loan of $1.4 million.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS


In February 1998, 99CENTS Only Stores, which owns 48% of the Company's common stock, made a proposal to the Company's Board of Directors to acquire the remaining shares of the Company's common stock in exchange for shares of common stock of 99CENTS Only Stores. 99CENTS Only Stores commenced the exchange offer on August 7, 1998 pursuant to an effective registration statement. The exchange offer provides for an exchange of one share of 99CENTS Only Stores common stock for each 16 shares of the Company's common stock. The exchange offer is subject to approval of the shareholders of the Company. The meeting of the Company's shareholders will be held on September 15, 1998. The Company expects that 99CENTS Only Stores will continue to provide financial support to the Company through the closing date through trade credits and other advances. There can be no assurance that the acquisition will be completed or that 99CENTS Only Stores will provide sufficient financing to operate the Company through the closing date.

In addition, 99CENTS Only Stores anticipates distribution of proxy materials related to a previously announced proposed merger with Odd's-N-End's promptly after final approval by the Securities Exchange Commission with subsequent closing expected to be in September 1998. The Company currently owns 54.8% of the outstanding common stock of Odd's-N-End's. The Company has given 99CENTS Only Stores a proxy to vote its shares in the merger.

Net cash used by operating activities was $9.4 million for the six months ended June 30, 1998 principally due to a $2.6 million net loss, a $4.5 million increase in inventories, and a $2.9 million decrease in accounts payable. The $9.4 million net cash used by operating activities was funded primarily by a $2.2 million increase in borrowings under the revolving credit facility and $7.1 million advanced by 99CENTS Only Stores.

The Company has an agreement which provides for advances to Odd's-N-End's, collateralized by a secondary interest in substantially all assets, with interest payable at prime plus 2.5%. There were advances totaling $10.7 million under this agreement as of June 30, 1998.

The Company currently plans to open one new Only Deals store during the remainder of 1998. The Company does not expect to have any significant capital expenditures in 1998.

PART II  OTHER INFORMATION


Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None

Item 5.   Other information.

          None.

Item 6.   Exhibits and Reports on Form 8-K.

          Exhibit 10.12.3 Agreement with Odd's-N-End's Relating to Conversion of Note.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       UNIVERSAL INTERNATIONAL, INC.

DATE: August 13, 1998                  By:  /s/
                                            -----------------------------------
                                                      Dennis A. Hill
                                                  Chief Financial Officer
                                                   (principal financial
                                                          officer)